Form 10QSB
period 2000-07-31
BF ACQUISITION GROUP III INC
filed 2000-09-14
CIK 1089776

U.S. Securities and Exchange Commission

                             Washington, DC 20549

                                  Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2000

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ---- to ----

                       Commission File number 0-26849

                        BF ACQUISITION GROUP III, INC.

------------------------------------------------------------------------
                  (Exact name of small business issuer as
                          specified in its charter)
                Florida                            65-0913585

-------------------------------------------------------------------------
       (State of other jurisdiction of          (IRS Employer
   incorporation or organization)                Identification No.)

    319 Clematis Street, Suite 812, West Palm Beach, Florida 33401

--------------------------------------------------------------------------
                   (Address of principal executive offices)

                              (561) 655-0665

--------------------------------------------------------------------------
                          (Issuer's telephone number)


(Former name, former address, and former fiscal year, if changed since last report)
_____________________________________________________________________________

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes _X_    No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:     As of July
31, 2000, there were 795,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

<PAGE 2>

                     BF ACQUISITION GROUP III, INC.

                            Form 10-QSB Index
                              July 31, 2000


 Part I: Financial Information...............................................3

     Item 1. Financial Statements ...........................................3

          Balance Sheets-
               July 31, 2000 (Unaudited) and April 30, 2000..................4

          Statements of Operations -
               Three Months ended July 31, 2000
               and July 31, 1999 (unaudited).................................5

          Statements of Stockholders' Equity
          From April 15, 1999 through July 31, 2000..........................6

          Statements of Cash Flows -
          Three months ended July 31, 2000
          and July 31, 1999 (unaudited)......................................7

          Notes to Financial Statements .....................................8

     Item 2. Management's Plan of Operation .................................10

Part II:   Other Information ................................................11

     Item 1.   Legal Proceedings ............................................11

     Item 2.   Changes in Securities ........................................11

     Item 3.   Defaults Upon Senior Securities ..............................11

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information ............................................11

     Item 6.   Exhibits and Reports on Form 8-K .............................12

Signatures ..................................................................12

<PAGE 3>

                                    PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


BF ACQUISITION GROUP III, INC.
[ A Development Stage Company ]


                                    INDEX

Balance Sheets -
    July 31, 2000 (unaudited)  and April  30, 2000  .........................2

    Statements of Operations -
    Three months ended July 31, 2000
    and July 31, 1999 (unaudited)............................................3

    Statements of Stockholders' Equity
    From April 15, 1999 through July 31, 2000................................4

    Statements of Cash Flows -
    Three months ended July 31, 2000
    and July 31, 1999 (unaudited)............................................5

    Notes to Financial Statements............................................6


<PAGE 4>

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
BALANCE SHEET


                                           July 31,           April 30,
                                            2000                 2000
                                        -------------        ------------
                                          (unaudited)
                ASSETS

Current assets:
 Cash and cash equivalents                  $489                  $1,082
                                         ------------        ------------

Total assets                                $489                  $1,082
                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Expenses                           $552                   $650
Stockholders'
equity:
 Preferred stock, no par value;
 5,000,000 shares
     authorized; none issued or
 outstanding                                 --                     --
 Common stock $0.001 par value;
 50,000,000 shares
    authorized, 795,000 shares issued and
    outstanding at July 31, 2000 and
    April 30, 2000, respectively,           795                  795
Additional paid-in capital                3,646                3,646
Deficit accumulated during the
development stage                        (4,504)               (4,009)
                                      --------------       ------------

     Total stockholders'
     equity                                (63)                  432
                                      -------------        ------------

Total liabilities and stockholders'
equity                                    $489                 $1,082
                                      =============        ============


The accompanying notes are an integral part of these financial statements.


<PAGE 5>

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

                                          Three              Three
                                          months             month
                                          ended              ended
                                          July 31,           July 31,
                                          2000               1999
                                       -------------      ---------------
                                         (unaudited)       (unaudited)

Revenues                                  $   -               $    -

General and
administrative expenses                     495                 1,677
                                       -------------       --------------

  Loss before income tax provision         (495)               (1,677)

Provision for income taxes                   --                  --
                                       --------------      --------------


  Net loss                                $ (495)            $  (1,677)
                                       ===============     ==============

  Basic and diluted loss per
  common share:

  Basic and diluted loss per
  common share                            $ (0.0006)         $  (0.0022)
                                       ==============      ==============

  Weighted average number of common
  shares outstanding
                                           795,000             759,565
                                       =============       =============


The accompanying notes are an integral part of these financial statements.

<PAGE 6>


BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Deficit
                                                                                     Accumulated
                                                                     Additional       during the       Total
                               Common Stock                          Paid-in          Development    Stockholders'
                     -----------------------------------             Capital          Stage            Equity
                        Shares             Amount
                      -------------      ----------------          --------------    -------------   -----------

Balance, April 15, 1999      -             $    -                     $   -            $  -                -

Sale of 510,000 shares
of common stock         510,000                510                        490              -             1,000

Common stock issued for
services                190,000                190                        182                              372

Net loss                   -                   -                           -            (372)             (372)
                      ---------------    -----------------        ---------------    -------------   -----------

Balance, April 30, 1999   700,000            $ 700                     $  672          $ (372)      $    1,000
                      ===============   ==================        ===============    ============    ===========

Sale of 60,000 shares of
common stock              60,000               60                       2,940            ---            3,000

Common stock issued for
services                  35,000               35                         34                               69

Net loss                   -                     -                           -            (3,637)       (3,637)
                       --------------    -----------------        ---------------    -------------    -----------

Balance, April 30, 2000   795,000            $ 795                    $   3,646        $  (4,009)   $      432
                      ==============    ================         ================    =============  ============

Net loss                                                                                  (495)          (495)
                      --------------    -----------------        ----------------    -------------  ------------

Balance July 31, 2000     795,000            $ 795                    $   3,646        $ (4,504)    $     (63)
                      ==============    =================         ===============    =============   ===========


The accompanying notes are an integral part of these financial statements.

<PAGE 7>

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                    Three months            Three months
                                      ended                     ended
                                     July 31,                   July 31,
                                      2000                       1999
                                    ---------------        --------------
                                    (unaudited)              (unaudited)


Cash flows from operating activities:
  Net loss                           $ (495)                  $  (1,677)
  Common stock issued for services       -                           69
  Changes in liabilities:
     Decrease in accrued expenses       (98)                         -
                                    --------------        --------------

     Net cash used in operating
     activities                         (593)                     (1,608)
                                    ----------------      ----------------

Cash flows from financing activities:

  Sale of common stock                   -                        2,500
                                    ---------------         -----------------
  Net cash provided by financin
  activities                             -                        2,500
                                    ---------------          ----------------
  Net (decrease) increase in cash
  and cash equivalents                 (593)                        892

  Cash and cash equivalents at
  beginning of period                  1,082                      1,000
                                    ----------------         -----------------
  Cash and cash equivalents at
  end of period                       $  489                  $   1,892
                                    ================         ==================


The accompanying notes are an integral part of these financial statements.

<PAGE 8>

BF ACQUISITION GROUP III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION:

BF Acquisition Group III, Inc., (the"Company"), a development stage company, was organized in Florida on April 15, 1999 as a "shell" company which plans to look for suitable business partners or acquisition candidates to merge with or acquire. Operations since incorporation have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

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

The information for the three months ended July 31, 2000 includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these interim financial statements are adequate to make the information not misleading.

It is suggested that these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB (see File Number 000-26849) on file with the Securities and Exchange Commission.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that
have been included in the financial statements or tax returns.   A valuation
allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by valuation allowances.


<PAGE 9>

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

Preferred Stock

The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of September 6, 2000, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

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

Since inception to the period covered by this report, the Company has received a cash infusion of $4,000. With the exception of certain other professional fees and costs related to a Business Combination, the Company expects that it will incur minimal operating costs and meet its cash requirements during the next 12 months. It is likely, however, that a Business Combination might not occur during the next 12 months. In the event the Company depletes its present cash reserves prior to the effectuation of a Business Combination, the Company may cease operations and a Business Combination may not occur. David M. Bovi, P.A., the Company's sub-lessor, has agreed to waive all of the Company's rent payments, if necessary, in order to preserve the Company's cash reserves. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person.

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

<PAGE 11>

rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Since inception to the period covered by this report, all of the Company's out of pocket expenses, which approximated $3,511 were paid pursuant to a $1,000 capital infusion made to the Company by the Company's promoters in exchange for 510,000 shares of Common Stock and $3,000 capital infusion made to the Company pursuant to the private sale of 60,000 shares of Common Stock.

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

<PAGE 12>

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Financial Data Schedule.
         (b) No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                 SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BF ACQUISITION GROUP III, INC.
                                Registrant

Date: September 12, 2000            /s/ David M. Bovi
                                    --------------------
                                        David M. Bovi,
                                        Chief Executive Officer

Date: September 12, 2000            /s/ David M. Bovi
                                    ---------------------
                                        David M. Bovi,
                                        Chief Executive Officer