Form 10QSB
period 2000-10-31
BF ACQUISITION GROUP III INC
filed 2000-12-15
CIK 1089776

U.S. Securities and Exchange Commission

                           Washington, DC 20549

                               Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 2000

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ---- to ----

                      Commission File number 0-26849

                        BF ACQUISITION GROUP III, INC.
   -------------------------------------------------------------------------
               (Exact name of small business issuer as
                      specified in its charter)
            Florida                            65-0913585
   --------------------------------------------------------------------------
   (State of other jurisdiction of             (IRS Employer
   incorporation or organization)              Identification No.)

    319 Clematis Street, Suite 812, West Palm Beach, Florida 33401
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                            (561) 655-0665
  ----------------------------------------------------------------------------
                        (Issuer's telephone number)


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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of December 15, 2000, there were 815,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

<PAGE 2>
                     BF ACQUISITION GROUP III, INC.

                           Form 10-QSB Index
                           October 31, 2000
                                                                         Page


Part I: Financial Information...............................................2

     Item 1. Financial Statements ..........................................3

          Balance Sheets- October 31,2000 (Unaudited) and
               April 30, 1999 (Unaudited)...................................3

          Statements of Operations -
               Three months ended October 31, 2000 and 1999
               (unaudited) and Six months ended
               October 31, 2000 and 1999 (unaudited)........................4

          Statements of Stockholders' Equity
          From April 15, 1999 through October 31,2000.......................5

          Statements of Cash Flows -
               Three months ended October 31, 2000 and 1999
               (unaudited) and Six months ended
               October 31, 2000 and 1999 (unaudited)........................6

          Notes to Financial Statements ....................................

     Item 2. Management's Plan of Operation ................................7

Part II:   Other Information ...............................................8

     Item 1.   Legal Proceedings ...........................................8

     Item 2.   Changes in Securities .......................................8

     Item 3.   Defaults Upon Senior Securities .............................8

     Item 4.   Submission of Matters to a Vote of Security Holders..........8

     Item 5.   Other Information ...........................................8

     Item 6.   Exhibits and Reports on Form 8-K ............................9

Signatures .................................................................9

<PAGE 3>

                                PART I
                        FINANCIAL INFORMATION


Item 1.  Financial Statements


BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
BALANCE SHEET



                                        October 31,         April 30,
                                          2000                2000
                                        ------------      ------------

                                        (unaudited)
ASSETS


Current assets:
     Cash and cash equivalents           $   644             $ 1,082
                                        ------------      -------------


     Total assets                        $   644             $ 1,082
                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued Expenses                         $   952              $ 650


Stockholders' equity:

  Preferred stock, no par value;
  5,000,000 shares authorized; none
  issued or outstanding                        -                 -
  Common stock $0.001 par value;
  50,000,000 shares authorized,
  795,000 shares issued and
  outstanding at July 31, 2000
  and April 30, 2000, respectively           805                 795
  Additional paid-in capital               4,136               3,646
  Deficit accumulated during the
  development stage                       (5,249)             (4,009)
                                       ------------         -----------

  Total stockholders' equity                (308)                432
                                       ------------         -----------
  Total liabilities and stockholders'
  equity                                 $   644              $ 1,082
                                       =============        ============


The accompanying notes are an integral part of these financial statements.


<PAGE 4>

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)




                          Three months     Three months      Six months     Six months
                            ended            ended            ended          ended
                          October 31,      October 31,      October 31,   October 31,
                            1999             2000             1999             2000
                          -------------    -------------   ------------   ------------
                            (unaudited)     (unaudited)     (unaudited)     (unaudited)

Revenues                   $  -              $ -              $ -           $ -


General and administrative
expenses                       745             345             1,240           2,022
                          -------------    -------------   -----------    -------------

Loss before income tax
provision                     (745)           (345)           (1,240)          (2,022)


Provision for income taxes      -               -                -              -
                          --------------   -------------   --------------  -------------

Net loss                   $  (745)           $(345)         $(1,240)         $(2,022)
                          =============   ==============   ===========    =============


Basic and diluted loss
per common share:

Basic and diluted loss
per common share           $ (0.0009)        $(0.0004)       $(0.0016)        $(0.0026)
                          =============   ==============    ===========    ============
Weighted average number
of common shares outstanding 801,957           785,000       798,478            772,283
                          -------------   --------------    -----------    -------------

The accompanying notes are an integral part of these financial statements.


<PAGE 5>

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               Deficit
                                                              Accumulated
                              Common Stock       Additional   during the         Total
                           ----------------      Paid-in      Development      Stockholders'
                           Shares    Amount      Capital       Stage            Equity
                         --------   --------   -----------  -------------    --------------

Balance, April 15, 1999    -         $  -        $  -           $  -               -

Sale of 510,000 shares of
common stock              510,000       510         490           -              1,000

Common stock issued for
services                  190,000       190         182                            372

Net loss                   -              -          -           (372)            (372)
                         ---------   --------  -----------   -------------    -------------
Balance, April 30, 1999   700,000     $  700       $672         $(372)           $1,000
                        ==========   =========  ===========  =============   ============

Sale of 60,000 shares
of common stock            60,000          60      2,940          -               3,000

Common stock issued for
services                   35,000          35        34                              69

Net loss                    -              -         -           (3,637)         (3,637)
                        ----------  ----------  -----------  --------------   -----------

Balance, April 30, 2000   795,000     $   795     $ 3,646       $(4,009)         $  432
                        ==========  ==========  ===========  ===============  ===========

Sale of 10,000 shares
of common stock            10,000          10         490                           500

Net loss                                                         (1,240)         (1,240)
                        ----------  ----------  -----------  ---------------  ------------

Balance, October 31,2000  805,000     $   805     $ 4,136       $(5,249)         $ (308)
                        ==========  ==========  ===========  ===============  ============



The accompanying notes are an integral part of these financial statements.

<PAGE 6>

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS



                           Three months     Three months     Six months      Six months
                              ended          ended           ended           ended
                            October 31,     October 31,     October 31,      October 31,
                              2000           1999             2000           1999
                           -------------    ------------  ------------     -------------
                           (unaudited)    (unaudited)     (unaudited)      (unaudited)
Cash flows from
operating activities:

 Net loss                   $ (745)         $ (345)         $(1,240)         $ (2,022)
 Common stock issued for
 services                       -                               -                   69
 Changes in liabilities:
 Decrease in accrued expenses                  -              302                   -
                           -------------   -------------- ------------     -------------

  Net cash used in
  operating activities        (745)           (345)           (938)            (1,953)
                           -------------   -------------  ------------      ------------

Cash flows from financing
activities:

  Sale of common stock         500                              500              2,500
                           --------------  -------------- -------------     -------------

Net cash provided by
financing activities           500               -              500              2,500
                           --------------  -------------- -------------     -------------

Net (decrease) increase
in cash and cash equivalents  (245)           (345)            (438)              547

Cash and cash equivalents
at beginning of period         889            1,892            1,082            1,000
                           ---------------  -------------- --------------    -------------

Cash and cash equivalents
at end of period              $ 644           $ 1,547           $644           $1,547
                           ===============  ============== ==============    =============


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

     Since inception to the period covered by this report, the Company has received a cash infusion of $4,500. With the exception of certain other professional fees and costs related to a Business Combination, the Company expects that it will incur minimal operating costs and meet its cash requirements during the next 12 months. It is likely, however, that a Business Combination might not occur during the next 12 months. In the event the Company depletes its present cash reserves prior to the effectuation of a Business Combination, the Company may cease operations and a Business Combination may not occur. David M. Bovi, P.A., the Company's sub-lessor, has agreed to waive all of the Company's rent payments, if necessary, in order to preserve the Company's cash reserves. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company elects to raise additional capital prior to the effectuation of a Business Combination, it expects to do so through the private placement of restricted securities

<PAGE 8>

rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

     Since inception to the period covered by this report, all of the Company's out of pocket expenses, which approximated $3,800 were paid pursuant to a $1,000 capital infusion made to the Company by the Company's promoters in exchange for 510,000 shares of Common Stock and $3,500 capital infusion made to the Company pursuant to the private sale of 70,000 shares of Common Stock.

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

<PAGE 9>

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended October 31, 2000.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BF ACQUISITION GROUP III, INC.
                         Registrant

Date: December 15, 2000  /s/ David M. Bovi
                        ------------------------
                         David M. Bovi,
                         Chief Executive Officer

Date: December 15, 2000  /s/ David M. Bovi
                        ------------------------
                         David M. Bovi,
                         Chief Executive Officer