Form 10KSB
period 2001-04-30
BF ACQUISITION GROUP III INC
filed 2004-06-17
CIK 1089776

U.S. Securities and Exchange Commission
                     Washington D.C.  20549

                           FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended April 30, 2001
                                  --------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ____________

                 Commission file Number 0-26849

                  BF Acquisition Group III, Inc.
         ----------------------------------------------
         (Name of small business issuer in its charter)


           Florida                                    65-0913585
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

2501 Turk Boulevard, San Francisco, California             94118
---------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

(Issuer's telephone number)  415-831-1974
                           -----------------

Securities registered pursuant to Section 12(b) of the Exchange
Act:

Title of each class                          Name of exchange on
                                               which registered

    None                                              None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, $0.001 Par Value
                 ------------------------------
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ ]      No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal
year..................$0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of the date of this report, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $6,250 (125,000 shares at $0.05, which is the last price which the registrant's common equity was sold).

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     As of June 15, 2004, there were approximately 825,000 shares of common stock, $0.001 par value, issued and outstanding.


Transitional Small Business Disclosure Format (check one)

            Yes [ ]                                 No [X]

                        TABLE OF CONTENTS

PART I

Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters and Small Business Issuer Purchases of Equity
           Securities
Item 6.    Management's Discussion and Analysis or Plan of Operation
Item 7.    Financial Statements
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure
Item 8.A.  Controls and Procedures

PART III

Item  9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits and Reports on Form 8-K
Item 14.   Principal Accounting Fees And Services

                             PART I

Item 1.    Description Of Business.

                   Forward-Looking Statements

     This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include.

1. Changes in general economic and business conditions affecting our Company;
2. Legal or policy developments that diminish the appeal of our Company; and
3.   Changes in our business strategies.

  The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our Company.

                    Our Business Development

      During  the  period covered by this report, BF  Acquisition
Group III, Inc. (the "Company") conducted no business operations and generated no revenue.

     We were organized as BF Acquisition Group III, Inc. under the laws of the State of Florida on April 15, 1999, as a "shell" company with plans to seek business partners or acquisition candidates. We registered our Company's common stock, par value $0.001 (the "Common Stock") pursuant to Securities and Exchange
Commission  ("SEC")  registration  statement  Form  10-SB  on   a
voluntary  basis in order to become a reporting "shell"  company,
and   on  March  24,  2000  the  SEC  approved  our  Form   10-SB
registration statement. Due to capital constraints, however, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means BF Acquisition Group III, Inc., a Florida corporation.

                          Our Business

     During the period covered by this report, we were dormant due to the lack of capital. We incurred a loss from operations, and presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately re-implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected. If our Company remains dormant, we do not expect to meet our current capital requirements for the next twelve months.

Our Facilities

     Our  executive and business offices are located at 2501 Turk
Boulevard, San Francisco, California 94118. We believe this office space is adequate to serve our present needs.

                          Our Employees

     During the period covered by this report, we had no employees.

         Government Regulations That Affect Our Business

     During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 2.  Properties.

     Our  executive and business offices are located at 2501 Turk
Boulevard, San Francisco, California 94118. We believe this office space is adequate to serve our present needs.

Item 3.  Legal Proceedings.

     During the period covered by this report, we were not a party to any material legal proceedings, nor were we aware of any threatened litigation of a material nature. As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4.  Submission Of Matters To A Vote Of Security Holders.

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters and Small Business Issuer Purchases of Equity
          Securities.

     (a)  Market Information

     No  public trading market presently exists for the Company's
Common Stock and the Company cannot assure you that a trading market for the Company's Common Stock will ever develop.

     (b)  Holders

     During  the period covered by this report, approximately  12 holders of record held our Common Stock.

     (c)  Dividends

     No cash dividends were declared or paid on our Common Stock since our inception. No restrictions limit our ability to pay dividends on our Common Stock. We do not expect to pay any dividends in the near future.

     (d)  Securities Authorized For Issuance Under Equity
          Compensation Plans.

     Not applicable.

Recent Sales of Unregistered Securities

     During the period covered by this report, the Company issued 30,000 shares of unregistered Common Stock to 3 accredited investors in exchange for $1,500 in cash, or $0.05 per share. These persons were the only offerees in connection with this transaction. The Company relied on Section 4(2) and Rule 505 of Regulation D of the Securities Act since the transaction did not involve any public offering.

     No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. During the period covered by this report, no other shares of Common Stock have been issued by the Company in any other transaction.

Item 6.   Management's Plan of Operation.

                            Overview

     The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-KSB.

     The following is qualified by reference to, and should be read in conjunction with our audited financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-KSB, as well as the discussion hereunder "Management's Plan of Operation".

                        Plan Of Operation

      During  the  period covered by this report, BF  Acquisition
Group III, Inc. (the "Company") conducted no business operations and generated no revenue.

     Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We are currently initiating activities to re-establish our business plan and re-enter the development stage. This has not yet occurred to date, and management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

     As described above, we became dormant for a period of time due to the lack of capital. We incurred a loss from operations, and presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

     Until we obtain business partners or acquisition candidates, our Company does not expect to meet its current capital requirements for the next twelve months. Additionally, we cannot assure you that if we obtain business partners or acquisition candidates that we will meet our current capital requirements for the next twelve months. Our auditors have included going concern considerations in the Notes to our Financial Statements.

Item 7.   Financial Statements.

     Our  Financial  Statements of are  attached  as  Appendix  A
(following  Exhibits) and included as part of  this  Form  10-KSB
Report.   A  list  of  our Financial Statements  is  provided  in
response to Item 13 of this Form 10-KSB Report.

Item 8.   Changes In And Disagreements With Accountants On
          Accounting and Financial Disclosure.

     On April 5, 2004, our Company dismissed Ahearn, Jasco + Company, P.A., certified public accountants ("Ahearn") as its independent certified public accountants. The decision to change accountants was approved by our Company's board of directors.

     Ahearn served as our Company's auditors for its initial period from April 15, 1999 (date of incorporation) through April 30, 1999, and for the year ended April 30, 2000. The issued reports did not contain any adverse opinion, disclaimer or opinion, or modification as to uncertainty, audit scope or accounting principles. There were no disagreements between our Company and Ahearn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the period of their engagement. Ahearn's report on the April 30, 2000 financial statements was dated May 19, 2000, and Ahearn has performed no auditing procedures subsequent to that date.

     During the period of their auditing work, and from the date of their last audit report to the date of dismissal and termination of the engagement of Ahearn, there were no disagreements with Ahearn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ahearn, would have caused Ahearn to make reference thereto in, or in connection with, their reports on financial statements for the periods ended April 30, 1999 and 2000.

     On May 6, 2004, our Company engaged De Leon & Company, P.A as its new independent accountants for its fiscal years ending April 30, 2001, 2002, and 2003 and for the review of its quarterly information for the quarters ended during such fiscal year ending April 30, 2002, 2003, 2004. Our Company's board of directors approved this engagement. In our Company's two most recent fiscal years and any subsequent interim period to the date hereof, neither our Company, nor anyone on behalf of our Company, has consulted with De Leon & Company, P.A. regarding either:

(i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on our Company's financial statements, and neither written nor oral advice was provided that was an important factor considered by our Company in reaching a decision as to the accounting, auditing or financial reporting issue; or
(ii) any matter that was the subject of a "disagreement," or "event" as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Item 8A. Controls And Procedures.

      As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officer and financial officer that, as a result of those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company's disclosure controls and procedures remain ineffective as of the date of this report.

     Until we obtain business partners or acquisition candidates, our Company does not expect to be able to make significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. However, once we obtain business partners or acquisition candidates, our

Company expects to adopt an independent audit committee, commit funds for legal and accounting work and the preparation of financial statements and audits, and bring the Company out of its dormant period, all of which should enable our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures. We cannot assure you, however, that our obtaining business partners or acquisition candidates will guarantee that we will be able to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.


                            PART III

Item 9.   Directors, Executive Officers, Promoters And Control
          Persons; Compliance With Section 16(A) Of The Exchange
          Act.

(a) Identity of directors and executive officers during the period covered by this report.


Name                   Age      Position              Term/Period Served
----                   ---      --------              ------------------

David M. Bovi          37       Director, Chief,      1yr./since inception
                                Executive Officer

William R. Colucci     65       Director, President,  1yr./since inception
                                Treasurer, Secretary


(b) Business experience of directors and executive officers during the period covered by this report.

     Mr. Bovi has served as a director and Chief Executive Officer of the Company since its inception in April 1999. Mr.Bovi is presently the sole shareholder, officer and director of David M. Bovi, P.A., a private practice law firm that concentrates its practice in representing (i) public and private entities with respect to: state and federal securities law filing and reporting requirements, capital raising transactions (public and private), merger and acquisition transactions, and general corporate matters; and (ii) angel and venture capital investors with respect to private securities investments. Mr. Bovi received an LL.M. Degree (Masters Degree of Law) in Securities Regulation from Georgetown University Law School in May 1993; a Juris Doctor Degree from St. Thomas University School of Law in May 1992; and a Bachelor of Arts Degree in Economics from the State University of New York at Buffalo in May 1989.

     Mr. Colucci has served as a director, president, secretary and treasurer of the Company since its inception in April 1999. Mr. Colucci is also presently a private business consultant who provides investment banking and business consulting services. Additionally, Mr. Colucci is an officer and director of Harbor Town Holding Group, Inc., BF Acquisition Group II, Inc., BF
Acquisition Group III, Inc., BF Acquisition Group IV, Inc., BF Acquisition Group V, Inc. From September 1997 to December 1999, Mr. Colucci served as a director of Net Lnnx, Inc., a publicly traded corporation, which, in March 1999, reorganized with PrintOnTheNet.Com, Inc. a company that provided printing services on the Internet via e-commerce. Prior to this reorganization, Net Lnnx, Inc. served as a "shell" corporation. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance officer for Physicians Laser Services, Inc., a publicly traded corporation traded in the over-the-counter trading market. From April 1991 to May 1996, Mr. Colucci served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm. Prior to this, Mr. Colucci has served in senior management positions, including president and CEO of various companies. These companies included Bandak Corporation, a privately held jewelry and manufacturing company, Inmont Corporation, a publicly traded, billion dollar a year, chemical and paint manufacturing division of United Technologies, Inc., which is traded on the New York Stock Exchange, and Butcher & Sherrerd, a privately held securities brokerage firm based in Philadelphia, Pennsylvania. Mr Colucci received his Bachelor of Science Degree in Economics from St. Joseph's University in Philadelphia in 1964 and has successfully completed advanced courses of study at Stanford University's Graduate School of Business for executives of emerging growth companies.

     Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

     Audit Committee

     During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company's entire board of directors served, and currently serves, in that capacity. This is due to the Company's development stage, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place.

     Section 16(a) Beneficial Ownership Reporting Compliance

      To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

     Code of Ethics

     The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer or any other position due to its development stage, the small number of executive officers involved with the Company, and the fact that the Company expects to operate through strategic consultants with few or no employees. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

Item 10.  Executive Compensation.

     During the period covered by this report, no executive officer of our Company received any type of salary or other compensation in connection with their employment as such; and no employment agreement was entered into with any of our officers.

     Compensation of Directors

     During the fiscal year ending April 30, 2001, no director received any type of compensation from our Company for serving as such.

     Employee Stock Option Plan

     During the period covered by this report, we had no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Item 11.  Security Ownership Of Certain Beneficial Owners and
          Management.

          Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:

 Name and Address                Amount and Nature           Percent
of Beneficial Owner           of Beneficial Ownership      of Class(1)
-------------------           -----------------------      -----------
David M. Bovi                         400,000                   49%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci                    300,000                   37%
2501 Turk Boulevard
San Francisco, California 94118


1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2001, the end of the fiscal year covered by this report.

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

 Name and Address                Amount and Nature          Percent
of Beneficial Owner           of Beneficial Ownership      of Class(1)
-------------------           -----------------------      -----------
David M. Bovi                         400,000                  49%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci                    300,000                  37%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (2 persons).               700,000                  86%

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2001, the end of the fiscal year covered by this report.

     Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.  Certain Relationships And Related Transactions.

     Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

Exhibit No.    Description of Exhibit
-----------    ----------------------

(31)
   31.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)
   32.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)  Reports on Form 8-K.

       We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2001.

Item 14. Principal Accountant Fees And Services

     Audit  Fees. The aggregate fees billed for the fiscal  years
     -----------
ended April 30, 2001 and April 30, 2000 for professional services rendered by De Leon & Company, P.A ("De Leon") and Ahearn, Jasco + Company, P.A., certified public accountants ("Ahearn") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,400, and $500, respectively.

     Audit-Related Fees. There were no fees billed for the fiscal
     ------------------
years ended April 30, 2001 and April 30, 2000 for assurance and related services by De Leon and Ahearn, respectively, that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

     Tax  Fees.  The aggregate fees billed for the  fiscal  years
     ---------
ended April 30, 2001 and April 30, 2000 for tax compliance, tax advice, or tax planning were $0, and $350, respectively.

     All  Other  Fees. No fees were billed for the  fiscal  years
     ----------------
ended April 30, 2001 and April 30, 2000 for products and services provided by De Leon and Ahearn, respectively, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

     Audit   Committee  Pre-Approval  Policies.   The   Company's
     -----------------------------------------
standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by De Leon. However, the services performed by De Leon for our fiscal year April 30, 2001 audit and thereafter that are described above were pre-approved by the Company's standing audit committee. Services provided by Ahearn for the year ended April 30, 2000 were provided in calendar year 2000, and the 10-QSB services for the periods ended July and October 2000, and January 2001 were provided in calendar years 2000 and 2001. The 10-QSB services for the periods ended July and October 2001, and January 2002 were provided by De Leon at the time of these report filings. None of the hours expended on either De Leon's or Ahearn's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2001 and April 30, 2000 were attributed to work performed by persons other than De Leon's or Ahearn's full-time, permanent employees.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1           INDEPENDENT AUDITORS' REPORT

PAGE F-2           BALANCE SHEETS AS OF APRIL 30, 2001 AND 2000

PAGE F-3           STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL
                   30, 2001 AND 2000

PAGE F-4 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED APRIL 30, 2001 AND 2000

PAGE F-5           STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30,
                   2001 AND 2000

PAGES F-6 - F-8    NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                   APRIL 30, 2001 AND 2000


   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Colucci
   ---------------------------------
   William Colucci, President

Dated: June 16, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Colucci
   ---------------------------------
   William Colucci, President,
   Treasurer, director

Dated: June 16, 2004

                  BF ACQUISITION GROUP III, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                         APRIL 30, 2001
                  BF ACQUISITION GROUP III, INC.

                            CONTENTS


PAGE F-1     INDEPENDENT AUDITORS' REPORT

PAGE F-2     BALANCE SHEET AS OF APRIL 30, 2001

PAGE F-3     STATEMENTS OF OPERATIONS FOR THE TWO YEARS ENDED
             APRIL 30, 2001 AND 2000 AND FOR THE PERIOD FROM
             APRIL  15, 1999 (INCEPTION) THROUGH APRIL 30, 2001

PAGE F-4     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM APRIL  15, 1999 (INCEPTION)
             THROUGH APRIL 30, 2001

PAGE F-5     STATEMENTS OF CASH FLOWS FOR THE TWO YEARS ENDED
             APRIL 30, 2001 AND 2000 AND FOR THE PERIOD FROM
             APRIL 15, 1999 (INCEPTION) THROUGH APRIL 30, 2001

PAGES F-6    NOTES TO FINANCIAL STATEMENTS
    - F-8

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------


To the Stockholders of
BF Acquisition Group III, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of BF Acquisition Group III, Inc. (the "Company"), a development stage company, for the year ended April 30, 2000. We have also audited the cumulative statements for the period from April 15, 1999 (inception) through April 30, 2000 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying statements of operations, stockholders' equity, and cash flows of BF Acquisition Group III, Inc. present fairly, in all material respects, the results of its operations and its cash flows for the year ended April 30, 2000 and, cumulatively, for the period from April 15, 1999 (inception) through April 30, 2000 (not separately presented herein) in conformity with U.S. generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 19, 2000

                     DE LEON & COMPANY, P.A.

                  Independent Auditor's Report
                  ----------------------------

Board of Directors and Stockholders
Bf Acquisition Group III, Inc.

We have audited the accompanying balance sheet of BF Acquisition Group III, Inc. as of April 30, 2001, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' deficit, and cash flows for the period from April 15, 1999 (inception) to April 30, 2001 include amounts for the period from April 15, 1999 (inception) to April 30, 2000, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 15, 1999 through April 30, 2000 is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of BF
Acquisition Group III, Inc. (a development stage company) as of April 30, 2001, and the results of its operations and its cash flows for the year then ended and for the period from April 15, 1999 (inception) to April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida
April 30, 2004

BF ACQUISITION GROUP III, INC.
A Development Stage Company
BALANCE SHEET



                                                        April 30,
                                                          2001
                                                      ------------

                  ASSETS

Current assets:
  Cash                                                $         45
                                                      ------------

       Total current assets                                     45
                                                      ------------

       Total assets                                   $         45
                                                      ============

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued Expenses                                    $      1,660
                                                      ------------
       Total current liabilities                             1,660
                                                      ------------

Stockholders' deficit:
   Preferred stock, no par value; 5,000,000 shares
     authorized; none issued or outstanding                      -
   Common stock $0.001 par value; 50,000,000 shares
     authorized, 825,000 issued and outstanding                825
   Additional paid-in capital                                5,116
   Deficit accumulated during the development stage         (7,556)
                                                      ------------
       Total stockholders' deficit                          (1,615)
                                                      ------------

       Total liabilities and stockholders' deficit    $         45
                                                      ============




The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS


                                                                               Period from
                                                                             April 15, 1999
                                                For the          For the       (inception)
                                              year ended       year ended        through
                                               April 30,        April 30,       April 30,
                                                 2001             2000            2001
                                             ------------    -------------   --------------
Revenues                                     $          -    $           -   $            -


General and administrative expenses                 3,547            3,637            7,556
                                             ------------    -------------   --------------
  Loss before income tax provision                 (3,547)          (3,637)          (7,556)

Provision for income taxes                              -                -                -
                                             ------------    -------------   --------------
  Net loss                                   $     (3,547)   $      (3,637)  $       (7,556)
                                             ============    =============   ==============

  Basic and diluted loss per common share    $    (0.0044)   $     (0.0047)
                                             ============    =============

  Weighted average number of common
    shares outstanding                            808,260          775,685
                                             ============    =============





The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 15, 1999 (INCEPTION) TO APRIL 30, 2001

                                                                                  Deficit
                                                                                 Accumulated
                                                                    Additional   during the       Total
                                               Common Stock           Paid-in    Development   Stockholders'
                                            Shares       Amount       Capital       Stage        Deficit
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 15, 1999                            -   $        -   $         -  $         -               -

Sale of 510,000 shares of common stock       510,000          510           490            -           1,000

Common stock issued for services             190,000          190           182                          372

Net loss                                           -            -             -         (372)           (372)
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 30, 1999                      700,000   $      700   $       672  $      (372)  $       1,000
                                          ==========   ==========   ===========  ===========   =============

Sale of 60,000 shares of common stock         60,000           60         2,940            -           3,000

Common stock issued for services              35,000           35            34                           69

Net loss                                           -            -             -       (3,637)         (3,637)
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 30, 2000                      795,000   $      795   $     3,646  $    (4,009)  $         432
                                          ==========   ==========   ===========  ===========   =============

Sale of 30,000 shares of common stock         30,000           30         1,470            -           1,500

Net loss                                                                              (3,547)         (3,547)
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 30, 2001                      825,000   $      825   $     5,116  $    (7,556)  $      (1,615)
                                          ==========   ==========   ===========  ===========   =============



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS



                                                                                        Period from
                                                                                       April 15, 1999
                                                         For the         For the        (inception)
                                                        year ended      year ended        through
                                                         April 30,       April 30,        April 30,
                                                           2001            2000              2001
                                                       ------------    -------------   --------------

Cash flows from operating activities:
  Net loss                                             $     (3,547)   $      (3,637)   $      (7,556)
  Common stock issued for services                                -               69              441
  Changes in liabilities:
     Increase in accrued expenses                             1,010              650            1,660
                                                       ------------    -------------   --------------
        Net cash used in operating activities                (2,537)          (2,918)          (5,455)
                                                       ------------    -------------   --------------

Cash flows from financing activities:
   Sale of common stock                                       1,500            3,000            5,500
                                                       ------------    -------------   --------------

        Net cash provided by financing activities             1,500            3,000            5,500
                                                       ------------    -------------   --------------

Net (decrease) increase in cash                              (1,037)              82               45

Cash at beginning of period                                   1,082            1,000                -
                                                       ------------    -------------   --------------

Cash at end of period                                  $         45    $       1,082   $           45
                                                       ============    =============   ==============


Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                           $          -    $           -
                                                       ------------    -------------
    Income taxes                                       $          -    $           -
                                                       ------------    -------------
















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

   As of April 30, 2001, the Company had $7,556 of net operating loss carryforwards ("NOL") that expire in the year 2021. A deferred tax asset of approximately $1,100 associated with this NOL has been reserved by a valuation allowance.

   Cash and Cash Equivalents
   -------------------------

   The Company's cash consist of currency in the bank, if any.

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

   Segment Information
   -------------------

   The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", effective April 30, 1999. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company currently has no operations.

   Use of Estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Recent Accounting Standards
   ---------------------------

   In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ending April 30, 2002. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.



3. LOSS PER COMMON SHARE:

   For the fiscal years ended April 30, 2001 and April 30, 2000, basic and diluted weighted average common shares include only common shares outstanding since there were no common stock equivalents.

   A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                    BF ACQUISITION GROUP III, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS

                                                    2001        2000
                                                  --------    --------
   Common shares outstanding at April 30th         825,000     795,000
   Effect of weighting                             (16,740)    (19,315)
                                                  --------    --------

   Weighted average common shares outstanding      808,260     775,685
                                                  ========    ========




4. CAPITAL STOCK:

   Preferred Stock
   ---------------

   The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As of April 30, 2001, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

   Common Stock
   ------------

   The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

5. GOING CONCERN

   As reflected in the accompanying financial statements, the Company's cumulative losses, its working capital deficiency, and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. CONTINGENCY

   The Company has been dormant for approximately three and one-half years beginning in March 2001. Prior to March 2001, the Company had elected to become a registrant with the U.S. Securities and Exchange Commission ("SEC"). During this period it was dormant, the Company did not file any of the reports with the SEC as required of SEC registrants. No accrual has been made in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for its non-compliance during this period.