Form 10KSB
period 2002-04-30
BF ACQUISITION GROUP III INC
filed 2004-06-17
CIK 1089776

U.S. Securities and Exchange Commission
                     Washington D.C.  20549

                           FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended April 30, 2002
                                      --------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file Number: 0-26849

                  BF Acquisition Group III, Inc.
         ----------------------------------------------
         (Name of small business issuer in its charter)


           Florida                                 65-0913585
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

2501 Turk Boulevard, San Francisco, California         94118
---------------------------------------------- -------------------
   (Address of principal executive offices)          (Zip Code)

(Issuer's telephone number)  415-831-1974
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year.....$0.00

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

     (d)  Securities   Authorized  For  Issuance   Under   Equity
          Compensation Plans.

     Not applicable.

Recent Sales of Unregistered Securities

     During the period covered by this report, the Company made no sales of unregistered securities.

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


                            PART III

Item 9.   Directors, Executive Officers, Promoters And Control
          Persons; Compliance With Section 16(A) Of The Exchange
          Act.

     (a) Identity of directors and executive officers during the period covered by this report.

Name                    Age     Position               Term/Period Served
----                    ---     --------               ------------------
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

     Compensation of Directors

     During the fiscal year ending April 30, 2002, no director received any type of compensation from our Company for serving as such.

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

Item 11.  Security Ownership Of Certain Beneficial Owners and
          Management.

       Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:

  Name and Address               Amount and Nature             Percent
of Beneficial Owner            of Beneficial Ownership       of Class(1)
-------------------            -----------------------       -----------
David M. Bovi                          400,000                   49%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci                     300,000                   37%
2501 Turk Boulevard
San Francisco, California 94118
------------------------------------------------------------------------

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2002, the end of the fiscal year covered by this report.


     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

  Name and Address                Amount and Nature            Percent
of Beneficial Owner            of Beneficial Ownership       of Class(1)
-------------------            -----------------------       -----------
William R. Colucci                     300,000                   37%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (1 person).                 300,000                   37%
------------------------------------------------------------------------

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2002, the end of the fiscal year covered by this report.

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

   31.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)

   32.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

       We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2002.

Item 14.  Principal Accountant Fees And Services

     Audit Fees. The  aggregate fees billed for the fiscal  years
     ----------
ended April 30, 2002 and April 30, 2001 for professional services rendered by De Leon & Company for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,000, and $1,000, respectively.

     Audit-Related Fees. There were no fees billed for the fiscal
     ------------------
years ended April 30, 2002 and April 30, 2001 for assurance and related services by De Leon that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

     Tax Fees.  There  were no fees billed for the  fiscal  years
     --------
ended April 30, 2002 and April 30, 2001 for tax compliance, tax advice, or tax planning.

     All Other Fees.  No fees were  billed for the  fiscal  years
     --------------
ended April 30, 2002 and April 30, 2001 for products and services provided by De Leon other than the services reported in the Audit
Fees, Audit-Related Fees, and Tax Fees categories above.

     Audit   Committee  Pre-Approval  Policies.   The   Company's
standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by De Leon. However, the services performed by De Leon for our fiscal years ended April 30, 2002 and April 30, 2001 audit and thereafter that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on De Leon's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2002 and April 30, 2001 were attributed to work performed by persons other than De Leon's full-time, permanent employees.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1      INDEPENDENT AUDITORS' REPORT

PAGE F-2      BALANCE SHEETS AS OF APRIL 30, 2002 AND 2001

PAGE F-3      STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL
              30, 2002 AND 2001

PAGE F-4      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
              FOR THE YEARS ENDED APRIL 30, 2002 AND 2001

PAGE  F-5     STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30,
              2002 AND 2001

PAGES F-6
  - F-8       NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
              APRIL 30, 2002 AND 2001


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Colucci
   --------------------------------
   William Colucci, President

Dated: June 14, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Colucci
   --------------------------------
   William Colucci, President,
   Treasurer, director

Dated: June 16, 2004

                  BF ACQUISITION GROUP III, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                         APRIL 30, 2002
                  BF ACQUISITION GROUP III, INC.

                            CONTENTS


PAGE F-1     INDEPENDENT AUDITORS' REPORT

PAGE F-2     BALANCE SHEET AS OF APRIL 30, 2002

PAGE F-3     STATEMENTS OF OPERATIONS FOR THE TWO YEARS ENDED
             APRIL 30, 2002 AND 2001 AND FOR THE PERIOD FROM
             APRIL 15, 1999 (INCEPTION) THROUGH APRIL 30, 2002

PAGE F-4     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM APRIL 15, 1999 (INCEPTION)
             THROUGH APRIL 30, 2002

PAGE F-5     STATEMENTS OF CASH FLOWS FOR THE TWO YEARS ENDED
             APRIL 30, 2002 AND 2001 AND FOR THE PERIOD FROM
             APRIL 15, 1999 (INCEPTION) THROUGH APRIL 30, 2002

PAGES F-6-8  NOTES TO FINANCIAL STATEMENTS

                     DE LEON & COMPANY, P.A.


                  Independent Auditor's Report

Board of Directors and Stockholders
BF Acquisition Group III, Inc.

We have audited the accompanying balance sheet of BF Acquisition Group III, Inc. as of April 30, 2002, and the related statements of income, retained earnings, and cash flows for the years ended April 30, 2002 and 2001 and for the period from April 15, 1999 (inception) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group III, Inc. (a development stage company) as of April 30, 2002, and the results of its operations and its cash flows for the years ended April 30, 2002 and 2001 and for the period from April 15, 1999 (inception) to April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


De Leon & Company, P.A.

Pembroke Pines, Florida
April 30, 2004

BF ACQUISITION GROUP III, INC.
A Development Stage Company
BALANCE SHEET


                                                            April 30,
                                                               2002
                                                           -----------
                    ASSETS

Current assets:
  Cash                                                     $         -
                                                           -----------
    Total current assets                                             -
                                                           -----------

    Total assets                                           $         -
                                                           ===========


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued Expenses                                         $     4,435
  Loans from shareholders                                          150
                                                           -----------
    Total current liabilities                                    4,585
                                                           -----------


Stockholders' deficit:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding                           -
  Common stock $0.001 par value; 50,000,000 shares
    authorized, 825,000 shares issued and outstanding              825
  Additional paid-in capital                                     5,116
  Deficit accumulated during the development stage             (10,526)
                                                           -----------
    Total stockholders' deficit                                 (4,585)
                                                           -----------

    Total liabilities and stockholders' deficit            $         -
                                                           ===========


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS


                                                                             Period from
                                                                             April 15, 1999
                                               For the         For the        (inception)
                                              year ended      year ended        through
                                               April 30,        April 30,      April 30,
                                                 2002             2001            2002
                                             ------------    -------------   --------------
Revenues                                     $          -    $           -   $            -


General and administrative expenses                 2,970            3,547           10,526
                                             ------------    -------------   --------------
  Loss before income tax provision                 (2,970)          (3,547)         (10,526)

Provision for income taxes                              -                -                -
                                             ------------    -------------   --------------
  Net loss                                   $     (2,970)   $      (3,547)  $      (10,526)
                                             ============    =============   ==============

Basic and diluted loss per common share      $    (0.0036)   $     (0.0044)
                                             ============    =============

Weighted average number of common
  shares outstanding                              825,000          808,260
                                             ============    =============









The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 15, 1999 (INCEPTION) TO APRIL 30, 2002

                                                                                  Deficit
                                                                                 Accumulated
                                                                    Additional   during the       Total
                                               Common Stock           Paid-in    Development   Stockholders'
                                            Shares       Amount       Capital       Stage        Deficit
                                          ----------   ----------   -----------  -----------   -------------

Balance, April 15, 1999                            -   $        -   $         -  $         -               -

Sale of 510,000 shares of common stock       510,000          510           490            -           1,000

Common stock issued for services             190,000          190           182                          372

Net loss                                           -            -             -         (372)           (372)
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 30, 1999                      700,000   $      700   $       672  $      (372)  $       1,000
                                          ==========   ==========   ===========  ===========   =============


Sale of 60,000 shares of common stock         60,000           60         2,940            -           3,000

Common stock issued for services              35,000           35            34                           69

Net loss                                           -            -             -       (3,637)         (3,637)
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 30, 2000                      795,000   $      795   $     3,646  $    (4,009)  $         432
                                          ==========   ==========   ===========  ===========   =============


Sale of 30,000 shares of common stock         30,000           30         1,470            -           1,500

Net loss                                                                              (3,547)         (3,547)
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 30, 2001                      825,000   $      825   $     5,116  $    (7,556)  $      (1,615)
                                          ==========   ==========   ===========  ===========   =============

Net loss                                                                              (2,970)         (2,970)
                                          ----------   ----------   -----------  -----------   -------------
Balance, April 30, 2002                      825,000   $      825   $     5,116  $   (10,526)  $      (4,585)
                                          ==========   ==========   ===========  ===========   =============


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS



                                                                                        Period from
                                                                                       April 15, 1999
                                                         For the         For the        (inception)
                                                        year ended      year ended        through
                                                         April 30,       April 30,        April 30,
                                                           2002            2001              2002
                                                       ------------    -------------   --------------

Cash flows from operating activities:
  Net loss                                             $     (2,970)   $      (3,547)  $      (10,526)
  Common stock issued for services                                -                -              441
  Changes in liabilities:
    Increase in accrued expenses                              2,775            1,010            4,435
                                                       ------------    -------------   --------------

      Net cash used in operating activities                    (195)          (2,537)          (5,650)
                                                       ------------    -------------   --------------

Cash flows from financing activities:
  Loan received from related party                              150                -              150
  Sale of common stock                                            -            1,500            5,500
                                                       ------------    -------------   --------------
      Net cash provided by financing activities                 150            1,500            5,650
                                                       ------------    -------------   --------------

Net decrease in cash                                            (45)          (1,037)               -

Cash at beginning of period                                      45            1,082                -
                                                       ------------    -------------   --------------
Cash at end of period                                  $          -    $          45   $            -
                                                       ============    =============   ==============

  Supplemental disclosures of cash flow information:

    Cash paid during the year for:
      Interest                                         $          -    $           -
                                                       ------------    -------------

      Income taxes                                     $          -    $           -
                                                       ------------    -------------



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



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Income Taxes
   ------------

   The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by valuation allowances

   As of April 30, 2001, the Company had $10,526 of net operating loss carryforwards ("NOL") that expire in the year 2021. A deferred tax asset of approximately $1,580 associated with this NOL has been reserved by a valuation allowance.

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


3. LOSS PER COMMON SHARE:

   For the fiscal years ended April 30, 2002 and April 30, 2001, basic and diluted weighted average common shares include only common shares outstanding since there were no common stock equivalents.

   A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                     BF ACQUISITION GROUP III, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS


                                                     2002        2001
                                                    -------     -------
    Common shares outstanding at April 30th         825,000     825,000

    Effect of weighting                                -        (16,740)
                                                    -------     -------
    Weighted average common shares outstanding      825,000     808,260
                                                    =======     =======


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