Form 10QSB
period 2002-07-31
BF ACQUISITION GROUP III INC
filed 2004-06-17
CIK 1089776

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2002
                                        -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

                         Commission File number 0-26849

                         BF ACQUISITION GROUP III, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
 -------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0913585
 -------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

              2501 Turk Boulevard, San Francisco, California 94118
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 831-1974
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                         BF ACQUISITION GROUP III, INC.

                                Form 10-QSB Index
                                  July 31, 2002

                                                                            Page

Part I: Financial Information................................................ 2

         Item 1. Financial Statements
                  Balance Sheet as of July 31, 2002 (Unaudited).............. 2

                  Statement of Operations For the Three
                  Months Ended July 31, 2002 And 2001 and
                  Period from Inception (April 15, 1999)
                  through July 31, 2002  (Unaudited)......................... 3

                  Statement Of Cash Flows For the Three
                  Months Ended July 31, 2002 and 2001 and
                  Period from Inception (April 15, 1999)
                  through July 31, 2002  (Unaudited)......................... 4

                  Notes To Condensed Financial Statements for the
                  Interim Period Ended July 31, 2002 (Unaudited) ............ 5

         Item 2. Management's Plan of Operation ............................. 8

         Item 3. Controls and Procedures..................................... 8

Part II:   Other Information ................................................ 8

         Item 1.   Legal Proceedings ........................................ 9

         Item 2.   Changes in Securities .................................... 9

         Item 3.    Defaults Upon Senior Securities ......................... 9

         Item 4.    Submission of Matters to a Vote of Security Holders ..... 9
         Item 5.    Other Information ....................................... 9

         Item 6.   Exhibits and Reports on Form 8-K ......................... 10

Signatures .................................................................. 11

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

BF ACQUISITION GROUP III, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

                                                                        JULY 31,
                                                                         2002
                                                                       --------

                                     ASSETS

Current assets:
    Cash and cash equivalents                                          $     --
                                                                       --------


          Total assets                                                 $     --
                                                                       ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accrued Expenses                                                   $  4,985
    Loans from shareholders                                                 150
                                                                       --------
          Total current liabilities                                       5,135
                                                                       --------


Stockholders' deficit:
    Preferred stock, no par value; 5,000,000 shares
        authorized; none issued or outstanding                               --
    Common stock $0.001 par value; 50,000,000 shares
        authorized, 825,000 shares issued and outstanding                   825
    Additional paid-in capital                                            5,116
    Deficit accumulated during the development stage                    (11,076)
                                                                       --------
          Total stockholders' deficit                                    (5,135)
                                                                       --------


          Total liabilities and stockholders' deficit                  $     --
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
       (UNAUDITED)

                                                                                                         PERIOD FROM
                                                                                                          INCEPTION
                                                                 THREE MONTHS        THREE MONTHS      (APRIL 15, 1999)
                                                                     ENDED              ENDED              THROUGH
                                                                   JULY 31,            JULY 31,            JULY 31,
                                                                     2002                2001                2002
                                                                  ---------           ---------           ---------
Revenues                                                          $      --           $      --           $      --


General and administrative expenses                                     550                 613              11,076
                                                                  ---------           ---------           ---------

    Loss before income tax provision                                   (550)               (613)            (11,076)

Provision for income taxes                                               --                  --                  --
                                                                  ---------           ---------           ---------

    Net loss                                                      $    (550)          $    (613)          $ (11,076)
                                                                  =========           =========           =========



    Basic and diluted loss per common share:

    Basic and diluted loss per common share                       $ (0.0007)          $ (0.0007)
                                                                  =========           =========

    Weighted average number of common shares outstanding            825,000             825,000
                                                                  =========           =========

   The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                      PERIOD FROM
                                                                     FOR THE           FOR THE         INCEPTION
                                                                   THREE MONTHS     THREE MONTHS    (APRIL 15, 1999)
                                                                      ENDED            ENDED            THROUGH
                                                                  JULY 31, 2002     JULY 31, 2001     JULY 31, 2002
                                                                  -------------    --------------    ----------------
Cash flows from operating activities:
    Net loss                                                    $   (550)          $   (613)          $(11,076)
    Common stock issued for services                                  --                 --                441
    Changes in liabilities:
       Increase (decrease) in accrued expenses                       550                568              4,985
                                                                --------           --------           --------

             Net cash used in operating activities                    --                (45)            (5,650)
                                                                --------           --------           --------

Cash flows from financing activities:
    Loan received from related party                                  --                 --                150
    Sale of common stock                                              --                 --              5,500
                                                                --------           --------           --------


             Net cash provided by financing activities                --                 --              5,650
                                                                --------           --------           --------

Net decrease in cash and cash equivalents                             --                (45)                --

Cash and cash equivalents at beginning of period                      --                 45                 --
                                                                --------           --------           --------

Cash and cash equivalents at end of period                      $     --           $     --           $     --
                                                                ========           ========           ========


   The accompanying notes are an integral part of these financial 6tatements.

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

       The information for the three months ended July 31, 2002 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period.

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

       RECENT ACCOUNTING STANDARDS
       ---------------------------

       In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company adopted SFAS No. 133 effective for the year ending April 30, 2002. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
  No.    Description of Exhibit
-------  ----------------------

(31)     31.1     Certification of the President of BF Acquisition Group III,
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

BF ACQUISITION GROUP III, INC.


Registrant

By:   /s/William Colucci
      --------------------------
      William Colucci, President

Dated: June 16, 2004


By:   /s/William Colucci
      --------------------------
      William Colucci, President

Dated: June 16, 2004


By:   /s/William Colucci
      --------------------------
      William Colucci, Treasurer

Dated: June 16, 2004