Form 10KSB
period 2004-04-30
BF ACQUISITION GROUP III INC
filed 2004-06-22
CIK 1089776

U.S. Securities and Exchange Commission
                     Washington D.C.  20549

                           FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended April 30, 2004
                                  --------------

    []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________to ______________


                 Commission file Number 0-26849

                 BF Acquisition Group III, Inc.
         ----------------------------------------------
         (Name of small business issuer in its charter)


           Florida                                 65-0913585
--------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

2501 Turk Boulevard, San Francisco, California        94118
--------------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)

(Issuer's telephone number)  415-831-1974
                           ----------------

Securities registered pursuant to Section 12(b) of the Exchange
Act:

Title of each class                         Name of exchange on
                                              which registered
-------------------                         -------------------

    None                                            None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, $0.001 Par Value
                 ------------------------------
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year.....$0.00

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

     Compensation of Directors

     During the fiscal year ending April 30, 2004, no director received any type of compensation from our Company for serving as such.

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


Item 11.  Security Ownership Of Certain Beneficial Owners and
          Management.

         Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common
Stock:

Name and Address                Amount and Nature             Percent
of Beneficial Owner             of Beneficial Ownership       of Class(1)
-------------------             -----------------------       -----------
David M. Bovi                          400,000                    49%
319 Clematis Street, Suite 700
West Palm Beach, Fl 33401

William R. Colucci                     300,000                    37%
2501 Turk Boulevard
San Francisco, California 94118
-------------------------------------------------------------------------

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2004, the end of the fiscal year covered by this report.


     The following table sets forth, as of the end of the fiscal year covered by this report, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                Amount and Nature             Percent
of Beneficial Owner             of Beneficial Ownership       of Class(1)
-------------------             -----------------------       -----------
William R. Colucci                     300,000                    37%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (1 person).                 300,000                    37%
-------------------------------------------------------------------------

1. Based upon 825,000 shares of the Company's Common Stock outstanding as of April 30, 2004, the end of the fiscal year covered by this report.

     Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.  Certain Relationships And Related Transactions.

     Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.


INDEX TO EXHIBITS.
-----------------

Exhibit No.    Description of Exhibit
-----------    ----------------------
 (31)

   31.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)

   32.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

       We filed no reports on Form 8-K during the last quarter of the year ended April 30, 2004.

Item 14. Principal Accountant Fees And Services

     Audit  Fees. The aggregate fees billed for the fiscal  years
     -----------
ended April 30, 2004 and April 30, 2003 for professional services rendered by De Leon & Company for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,000, and $1,000, respectively.

     Audit-Related Fees. There were no fees billed for the fiscal
     ------------------
years ended April 30, 2004 and April 30, 2003 for assurance and related services by De Leon that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

     Tax  Fees.  There were no fees billed for the  fiscal  years
     ---------
ended April 30, 2004 and April 30, 2003 for tax compliance, tax advice, or tax planning.

     All  Other  Fees. No fees were billed for the  fiscal  years
     ----------------
ended April 30, 2004 and April 30, 2003 for products and services provided by De Leon other than the services reported in the Audit
Fees, Audit-Related Fees, and Tax Fees categories above.

     Audit   Committee  Pre-Approval  Policies.   The   Company's
     -----------------------------------------
standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by De Leon. However, the services performed by De Leon for our fiscal years ended April 30, 2004 and April 30, 2003 audit and thereafter that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on De Leon's engagement to audit the Company's financial statements for the fiscal years ended April 30, 2004 and April 30, 2003 were attributed to work performed by persons other than De Leon's full-time, permanent employees.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1     INDEPENDENT AUDITORS' REPORT

PAGE F-2     BALANCE SHEET AS OF APRIL 30, 2004

PAGE F-3     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL
             30, 2004 AND 2003 AND FOR THE PEROD FROM APRIL 15, 1999 (INCEPTION) TO APRIL 30, 2004

PAGE F-4     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR
             THE PERIOD FROM APRIL 15, 1999 (INCEPTION) TO APRIL
             30, 2004

PAGE  F-5    STATEMENTS OF CASH FLOWS FOR THE YEARS APRIL 30,
             2004 AND 2003 AND FOR THE PERIOD FROM APRIL 15, 1999
             (INCEPTION) TO APRIL 30, 2004

PAGES F-6    NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
    - F-8    APRIL 30, 2004 AND 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ William Colucci
   -------------------------------
   William Colucci, President

Dated: June 16, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William Colucci
   -------------------------------
   William Colucci, President,
   Treasurer, director

Dated: June 16, 2004

                 BF ACQUISITION GROUP III, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                         APRIL 30, 2004

                 BF ACQUISITION GROUP III, INC.





                            CONTENTS


PAGE F-1    REPORT OF INDEPENDENT REGISTERED PUBLIC
            ACCOUNTING FIRM

PAGE F-2    BALANCE SHEET AS OF APRIL 30, 2004

PAGE F-3    STATEMENTS OF OPERATIONS FOR THE TWO YEARS ENDED
            APRIL 30, 2004 AND 2003 AND FOR THE PERIOD FROM
            APRIL 15, 1999 (INCEPTION) THROUGH APRIL 30, 2004

PAGE F-4    STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE PERIOD FROM APRIL 15, 1999 (INCEPTION)
            THROUGH APRIL 30, 2004

PAGE F-5    STATEMENTS OF CASH FLOWS FOR THE TWO YEARS ENDED
            APRIL 30, 2004 AND 2003 AND FOR THE PERIOD FROM
            APRIL 15, 1999 (INCEPTION) THROUGH APRIL 30, 2004

PAGES F-6   NOTES TO FINANCIAL STATEMENTS
    - F-8

                     DE LEON & COMPANY, P.A.


     Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BF Acquisition Group III, Inc.

We have audited the accompanying balance sheet of BF Acquisition Group III, Inc. as of April 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended April 30, 2004 and for the period from April 15, 1999 (inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group III, Inc. (a development stage company) as of April 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2004 and for the period from April 15, 1999 (inception) to April 30, 2004, in conformity with US generally accepted accounting principles.

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

De Leon & Company, P.A.

Pembroke Pines, Florida
June 11, 2004

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
BALANCE SHEET


                                                          April 30,
                                                            2004
                                                        -------------
                  ASSETS

Current assets:
  Cash and cash equivalents                             $           -
                                                        -------------
    Total current assets                                            -
                                                        -------------
        Total assets                                    $           -
                                                        =============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued expenses                                      $       4,941
  Loans from shareholders                                         300
                                                        -------------
        Total current liabilities                               5,241
                                                        -------------


Stockholders' deficit:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued or outstanding                          -
  Common stock $0.001 par value; 50,000,000 shares
    authorized, 825,000 shares issued and outstanding             825
  Additional paid-in capital                                    5,116
  Deficit accumulated during the development stage            (11,182)
                                                        -------------

        Total stockholders' deficit                            (5,241)
                                                        -------------
        Total liabilities and stockholders' deficit     $           -
                                                        =============


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



                                                                                              Period from
                                                                                                inception
                                                            For the year     For the year    (April 15, 1999)
                                                                ended            ended           through
                                                              April 30,        April 30,        April 30,
                                                                2004              2003             2004
                                                           --------------   --------------   ----------------
Revenues                                                   $            -   $            -   $              -

General and administrative expenses                                (2,269)           2,925             11,182
                                                           --------------   --------------   ----------------

  Income (loss) before income tax provision                         2,269           (2,925)           (11,182)

Provision for income taxes                                              -                -                  -
                                                           --------------   --------------   ----------------
   Net income (loss)                                       $        2,269   $       (2,925)  $        (11,182)
                                                           ==============   ==============   ================


   Basic and diluted income (loss) per common share        $       0.0028   $      (0.0035)
                                                           ==============   ==============

   Weighted average number of common shares outstanding           825,000          825,000
                                                           ==============   ==============


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM APRIL 15, 1999 (INCEPTION) TO APRIL 30, 2004


                                                                                             Deficit
                                                                                           Accumulated
                                                                           Additional      during the           Total
                                                   Common Stock              Paid-in       Development      Stockholders'
                                              Shares         Amount          Capital          Stage           Deficit
                                             ----------    ----------      ----------      -----------      -------------
Balance, April 15, 1999                               -    $        -      $        -      $         -                  -

Sale of 510,000 shares of common stock          510,000           510             490                -              1,000

Common stock issued for services                190,000           190             182                                 372

Net loss                                              -             -               -             (372)              (372)
                                             ----------    ----------      ----------      -----------      -------------
Balance, April 30, 1999                         700,000    $      700      $      672      $      (372)     $       1,000
                                             ==========    ==========      ==========      ===========      =============

Sale of 60,000 shares of common stock            60,000            60           2,940                -              3,000

Common stock issued for services                 35,000            35              34                                  69

Net loss                                              -             -               -           (3,637)            (3,637)
                                             ----------    ----------      ----------      -----------      -------------

Balance, April 30, 2000                         795,000    $      795      $    3,646      $    (4,009)     $         432
                                             ==========    ==========      ==========      ===========      =============

Sale of 30,000 shares of common stock            30,000            30           1,470                -              1,500

Net loss                                                                                        (3,547)            (3,547)
                                             ----------    ----------      ----------      -----------      -------------
Balance, April 30, 2001                         825,000    $      825      $    5,116      $    (7,556)     $      (1,615)
                                             ==========    ==========      ==========      ===========      =============

Net loss                                                                                        (2,970)            (2,970)
                                             ----------    ----------      ----------      -----------      -------------

Balance, April 30, 2002                         825,000    $      825      $     5,116     $   (10,526)     $      (4,585)
                                             ==========    ==========      ==========      ===========      =============

Net loss                                                                                        (2,925)            (2,925)
                                             ----------    ----------      ----------      -----------      -------------
Balance, April 30, 2003                         825,000    $      825      $    5,116      $   (13,451)     $      (7,510)
                                             ==========    ==========      ==========      ===========      =============

Net income                                                                                       2,269              2,269
                                             ----------    ----------      ----------      -----------      -------------
Balance, April 30, 2004                         825,000    $      825      $    5,116      $   (11,182)     $      (5,241)
                                             ==========    ==========      ==========      ===========      =============



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS



                                                                                              Period from
                                                               For the          For the        inception
                                                                 year             year       (April 15, 1999)
                                                                ended            ended           through
                                                           April 30, 2004   April 30, 2003   April 30, 2004
                                                           --------------   --------------   ----------------

Cash flows from operating activities:
  Net income (loss)                                        $        2,269   $      ( 2,925)  $      (11,182)
  Common stock issued for services                                                                      441
  Changes in liabilities:
    Increase (decrease) in accrued expenses                        (2,269)           2,775            4,941
                                                           --------------   --------------   --------------

      Net cash used in operating activities                             -             (150)          (5,800)
                                                           --------------   --------------   --------------

Cash flows from financing activities:
  Loan received from related party                                      -              150              300
  Sale of common stock                                                  -                -            5,500
                                                           --------------   --------------   --------------
      Net cash provided by financing activities                         -              150            5,800
                                                           --------------   --------------   --------------

Net decrease (increase) in cash and cash equivalents                    -                -                -

Cash and cash equivalents at beginning of period                        -                -                -
                                                           --------------   --------------   --------------

Cash and cash equivalents at end of period                 $            -   $            -   $            -
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

   As of April 30, 2001, the Company had $11,182 of net operating loss carryforwards ("NOL") that expire in the year 2021. A deferred tax asset of approximately $2,000 associated with this NOL has been reserved by a valuation allowance.

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

   Recent Accounting Standards
   ---------------------------
   Currently, the Company is in the development stage, and therefore most recently issued accounting standards have no impact on the Company until it acquires an enterprise or otherwise begins operations. The impact of such standards applicable at that time cannot be determined at this time.

3. LOSS PER COMMON SHARE:

   For the fiscal years ended April 30, 2004 and April 30, 2003, basic and diluted weighted average common shares include only common shares outstanding since there were no common stock equivalents.

   A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is as follows:

                                                  2004         2003
                                                 -------      -------
   Common shares outstanding at April 30th       825,000      825,000
   Effect of weighting                              -            -
                                                 -------      -------
   Weighted average common shares outstanding    825,000      825,000
                                                 =======      =======

                 BF ACQUISITION GROUP III, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


4. CAPITAL STOCK:

   Preferred Stock
   ---------------
   The Board of Directors of the Company is authorized to provide for the issuance of the preferred stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of preferred stock is commonly referred to as "blank check preferred stock". As April 30, 2004, no shares of preferred stock have been issued and no preferences, limitations and relative rights have been assigned.

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