Form 10QSB
period 2004-07-31
BF ACQUISITION GROUP III INC
filed 2004-09-20
CIK 1089776

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2004
                                   -------------

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

                           65-0913585
-----------------------------------------------------------------
                (IRS Employer Identification No.)

             4 Mill Park Ct., Newark, Delaware 19713
-----------------------------------------------------------------
            (Address of principal executive offices)

                         (302) 366-8992
-----------------------------------------------------------------
                    (Issuer's telephone number)

-----------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 20, 2004, there were approximately 975,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                 BF ACQUISITION GROUP III, INC.

                        Form 10-QSB Index
                          July 31, 2004


                                                            Page

Part I:  Financial Information............................    3

  Item 1.  Financial Statements...........................    3

           Balance Sheet as of July 31, 2004 (Unaudited)..    4

           Statement of Operations For the Three
           Months Ended July 31, 2004 and 2003 and
           Period from Inception (April 15, 1999)
           through July 31, 2004 (Unaudited)..............    5

           Statement Of Cash Flows For the Three
           Months Ended July 31, 2004 and 2003 and
           Period from Inception (April 15, 1999)
           through July 31, 2004 (Unaudited)..............    6

           Notes To Financial Statements (Unaudited)......    7

  Item 2.  Management's Plan of Operation.................    9

  Item 3.  Controls and Procedures........................    10

Part II:  Other Information...............................    11

  Item 1.  Legal Proceedings..............................    11

  Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds............................    11

  Item 3.  Defaults Upon Senior Securities................    11

  Item 4.  Submission of Matters to a Vote of
           Security Holders...............................    11

  Item 5.  Other Information..............................    11

  Item 6.  Exhibits and Reports on Form 8-K...............    12

Signatures................................................    12

                             PART I

                      FINANCIAL INFORMATION


Item 1.  Financial Statements

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
BALANCE SHEET


                                                                  July 31,
                                                                    2004
                                                                ------------
                                 ASSETS

Current assets:
   Cash and cash equivalents                                    $       -
   Prepaid expenses                                                 1,000
                                                                ----------
         Total assets                                           $    1,000
                                                                ----------
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accrued expenses                                             $   2,331
   Due to affiliate                                                 6,275
   Loans from shareholders                                            300
                                                                ---------
         Total current liabilities                                  8,906


Stockholders' deficit:
   Preferred stock, no par value; 5,000,000 shares
       authorized; none issued or outstanding                           -

  Common stock $0.001 par value; 50,000,000 shares
        authorized, 825,000 shares issued and outstanding             825

  Additional paid-in capital                                        5,116
   Deficit accumulated during the development stage               (13,847)
                                                                ----------

         Total stockholders' deficit                               (7,906)
                                                                ----------
         Total liabilities and stockholders' deficit            $   1,000
                                                                ==========


The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



                                                                                            Period from
                                                                                             inception
                                                          Three months    Three months    (April 15, 1999)
                                                              ended          ended            through
                                                            July 31,        July 31,          July 31,
                                                              2004            2003             2004
                                                          ------------    ------------    ---------------

Revenues                                                  $        -      $        -      $           -

General and administrative expenses                             2,665             550             13,847
                                                         ------------    ------------    ---------------

   Loss before income tax provision                            (2,665)           (550)           (13,847)
                                                         ------------    ------------    ---------------

Provision for income taxes                                         -               -                  -
                                                         ------------    ------------    ---------------

   Net loss                                               $    (2,665)    $      (550)    $      (13,847)
                                                         ============    ============    ===============

   Basic and diluted loss per common share                $   (0.0032)    $   (0.0007)
                                                         ============    ============

   Weighted average number of common shares outstanding       825,000         825,000
                                                         ============    ============



The accompanying notes are an integral part of these financial statements.

BF ACQUISITION GROUP III, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                                         Period from
                                                           For the        For the          inception
                                                        three months    three months    (April 15, 1999)
                                                           ended           ended            through
                                                       July 31, 2004    July 31, 2003    July 31, 2004
                                                       -------------    -------------    -------------

Cash flows from operating activities:
   Net loss                                             $    (2,665)     $      (550)     $   (13,847)
   Common stock issued for services                                                               441
   Changes in assets and liabilities:
      Increase in prepaid expenses                           (1,000)                           (1,000)
      (Decrease) increase in accrued expenses                (2,610)             550            2,331
      Increase in due to affiliate                            6,275              -              6,275
                                                       -------------    -------------    -------------

         Net cash used in operating activities                  -                -             (5,800)
                                                       -------------    -------------    -------------

Cash flows from financing activities:
   Loan received from related party                             -                -                300
   Sale of common stock                                         -                -              5,500
                                                       -------------    -------------    -------------

         Net cash provided by financing activities              -                -              5,800
                                                       -------------    -------------    -------------

Net decrease (increase) in cash and cash equivalents            -                -                -

Cash and cash equivalents at beginning of period                -                -                -
                                                       -------------    -------------    -------------

Cash and cash equivalents at end of period              $       -        $       -        $       -
                                                       =============    =============    =============





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

   The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
   The information for the three months ended July 31, 2004 and 2003 has not been audited by independent certified public accountants, but includes all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the period.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these interim financial statements are adequate to make the information not misleading.

   It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB on file with the Securities and Exchange Commission.

2. GOING CONCERN

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

3. SUBSEQUENT EVENT:

   Pursuant to a Share Exchange Agreement (the "Exchange Agreement") entered into on July 15, 2004, between the registrant, FundraisingDirect.com, Inc., a Delaware corporation ("FRD"); and Mr. Justin DiNorscia and Mrs. Diane DiNorscia (holders of 425,000 shares of FRD), on August 31, 2004, the registrant completed the acquisition of 425,000 shares of FRD, which represents



                                     7
PAGE>




                        BF ACQUISITION GROUP III, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


   approximately 92% of all of the issued and outstanding shares of capital stock of FRD, from Mr. Justin DiNorscia and Mrs. Diane DiNorscia, in exchange for 3,000,000 shares of the registrant's Series A Preferred Stock ("Series A Preferred Stock"). The registrant's capitalization as of August 31, 2004 consists of 975,000 shares of common stock outstanding which were issued to settle payables of $ 3,250 and 3,000,000 shares of Series A Preferred Stock outstanding, all 3,000,000 of which are held by Mr. Justin DiNorscia and Mrs. Diane DiNorscia. Mr. and Mrs. DiNorscia's collective holdings represent approximately 75.47% of the post-Exchange Agreement outstanding shares of the registrant on a fully diluted basis. Additional information concerning this transaction is contained in the registrant's Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, filed with the Commission on July 14, 2004.

   FRD was formed on January 7, 1999 as an Internet based fundraising products broker. FRD operates in the $7 billion product fund raising market that provides schools, institutions, athletic leagues and other organizations with affordable products to sell in connection with their organizational fund raising activities. FRD's sales for the year ended December 31, 2003 were $156,219, with a net loss of $(11,635).

   Mr. DiNorscia is also a Director, President and Chief Executive officer of Imprints Plus, Inc. a privately held "sister" corporation to FRD, which he founded in 1988. Mr. and Mrs. DiNorscia combined own in excess of 50% of Imprints Plus, Inc.
   Mr. William R. Colucci, an affiliate shareholder of the registrant
   and its sole officer and director prior to the closing     of the
   Exchange Agreement, is a consultant to Imprints Plus, Inc., and Mr. David M. Bovi, an affiliate shareholder of the registrant prior to the closing of the Exchange Agreement, is an attorney for Imprints Plus, Inc.

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

                        Plan Of Operation

       During  the  period covered by this report, BF Acquisition
Group III, Inc. (the "Company") conducted no business operations and generated no revenues.

      Our Company was initially organized as a "shell" company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In March 2001, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses. We have currently initiated activities to establish our business plan during the development stage. Management is devoting most of its efforts to general business planning, raising capital, seeking appropriate business partners for either a merger or acquisition, and developing other business opportunities.

      As described above, we became dormant for a period of time due to the lack of capital. We incurred losses from operations, and presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected. Our Company does not expect to meet its current capital requirements for the next twelve months. Our auditors have included a going concern consideration in the Notes to our Financial Statements.

Liquidity and Capital Resources

      For the three months ended July 31, 2004 the Company was provided with cash in the amount of $6,275 by an affiliated company in order fund the necessary expenses to bring it current with its Securities and Exchange Commission filings and other requirements. The Company intends to issue shares to its affiliate for payment of such advances, but no definitive terms have been reached with respect to that contemplated transaction. There were no other significant changes in the Financial

Statements for this period and the Company cannot be assured that such financing will continue in the future.

      The notes to the financial statements include a "Going Concern" consideration due to the Company's accumulated losses and working capital deficiency. However, in conjunction with our search for a business partner or acquisition, we intend to overcome the "Going Concern" consideration for our Company. We cannot be assured, however, that the Company will, by its efforts, obtain a business partner or acquisition that will meet its capital needs for the next twelve months.

Subsequent Event

     Subsequent to the period covered by this Report, pursuant to the Company's general strategy of growth though either a merger or acquisition, on August 31st, 2004, the Company completed the acquisition of 425,000 shares of common stock of FundraisingDirect.com, Inc., a Delaware Corporation ("FRD"), which represents approximately 92% of all of the issued and outstanding shares of capital stock of FRD. FRD was formed on
January 7, 1999 as an Internet fund raising products sales company. FRD operates in the $7.0 billion product fund raising market that provides schools, institutions, athletic leagues and other organizations with affordable products to sell in connection with their fund raising activities. The Company intends to grow internally as well with prudent acquisitions.


Item 3.     Controls and Procedures.

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting requirements because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officer  and  financial  officer  that,  as  a  result  of  those circumstances, the design and operation of the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company's disclosure controls and procedures remain ineffective as of the date of this report.

     Until we obtain business partners or acquisition candidates, our Company does not expect to be able to make significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. However, once we obtain business partners or acquisition candidates, our Company expects to adopt an independent audit committee and commit funds for legal and accounting work and the preparation of financial statements and audits, all of which should enable our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures. We cannot assure you, however, that our obtaining business partners or acquisition candidates will guarantee that we will be able to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

      Pursuant to a Share Exchange Agreement (the "Exchange Agreement") entered into on July 15, 2004, between the Company, FundraisingDirect.com, Inc., a Delaware corporation ("FRD"); and Mr. Justin DiNorscia and Mrs. Diane DiNorscia (holders of 425,000 shares of FRD), on August 31, 2004, the Company completed the acquisition of 425,000 shares of FRD, which represents approximately 92% of all of the issued and outstanding shares of capital stock of FRD, from Mr. Justin DiNorscia and Mrs. Diane DiNorscia, in exchange for 3,000,000 shares of the Company's Series A Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock consideration amount was arrived at through negotiation between the Company and Mr. and Mrs. DiNorscia. The Company's capitalization now consists of 975,000 shares of common stock outstanding; and 3,000,000 shares of Series A Preferred Stock outstanding, all 3,000,000 of which are held by Mr. Justin DiNorscia and Mrs. Diane DiNorscia. Mr. and Mrs. DiNorscia's collective holdings represent approximately 75.47% of the post-Exchange Agreement outstanding shares of the Company on a fully diluted basis. Additional information concerning this transaction is contained in the Company's Information Statement pursuant to
Section 14(f) of the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on July 14, 2004 and the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. Go to www.sec.gov.

      FRD was formed on January 7, 1999 as an Internet based fundraising products broker. FRD operates in the $7 billion product fund raising market that provides schools, institutions, athletic leagues and other organizations with affordable products to sell in connection with their organizational fund raising activities. FRD's sales for the year ended December 31, 2003 were $156,219, with a net loss of $(11,635).

Item 6.  Exhibits

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

BF ACQUISITION GROUP III, INC.


Registrant

By: /s/Justin DiNorscia
   ---------------------------------
   Justin DiNorscia, President

Dated: September 20, 2004

By: /s/Justin DiNorscia
   ---------------------------------
   Justin DiNorscia, President

Dated: September 20, 2004

By: /s/William R. Colucci
   ---------------------------------
   William R. Colucci,
   Chief Financial Officer

Dated: September 20, 2004