Form 10KSB
period 2004-09-30
BF ACQUISITION GROUP III INC
filed 2005-01-14
CIK 1089776

U.S. Securities and Exchange Commission
                     Washington D.C.  20549

                           FORM 10-KSB

(Mark One)

    [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended ________________________

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2003 to September 30, 2004

Commission file Number 0-26849

                 BF ACQUISITION GROUP III, INC.
          (Name of small business issuer in its charter)

        Florida                             65-0913585
      --------------------------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)    Identification No.)

       4 Mill Park Ct., Newark, Delaware           19713
      --------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

(Issuer's telephone number: (302) 366-8992

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class            Name of exchange on which registered
    None                                    None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, $0.001 Par Value
                 ------------------------------
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year..$ 16,827

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of the date of this report, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $12,960 (600,000 shares at $0.0216, which is the last price which the registrant's common equity was sold).

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State  the  number of shares outstanding of each of the  issuer's
classes   of   common   equity,  as  of  the   latest   practical
date................

As of January 12, 2005, there were approximately 975,000 shares of common stock, $0.001 par value, issued and outstanding.


Transitional Small Business Disclosure Format (check one)

Yes __X___          No ____

                        TABLE OF CONTENTS

PART I

Item 1.   Description of Business                                         4
Item 2.   Description of Property                                         10
Item 3.   Legal Proceedings                                               10
Item 4.   Submission of Matters to a Vote of Security Holders             11

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters,
          and Small Business Issuer Purchases of Equity Securities        11
Item 6.   Management's Discussion and Analysis or Plan of Operation       11
Item 7.   Financial Statements                                            16
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             16
Item 8.A. Controls and Procedures                                         17
Item 8.B  Other Information                                               17

PART III

Item  9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          the Exchange Act                                                17
Item 10.  Executive Compensation                                          19
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters                  20
Item 12.  Certain Relationships and Related Transactions                  21
Item 13.  Exhibits                                                        22
Item 14.  Principal Accounting Fees And Services                          22

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

                    Our Business Development

     BF Acquisition Group III, Inc. ("BF Acquisition Group") was incorporated under the laws of the State of Florida on April 15, 1999 as a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business that desired to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. In March 2001, we ultimately ceased our business activities and became dormant until July 2004. On August 31, 2004, BF Acquisition Group completed the acquisition of approximately 92% of all of the issued and outstanding shares of capital stock of FundraisingDirect.com, Inc., a Delaware corporation ("FundraisingDirect") pursuant to a share exchange agreement between BF Acquisition Group; FundraisingDirect; and Mr. Justin P. DiNorscia and Mrs. Diane DiNorscia, who were the owners of approximately 92% of all of the issued and outstanding shares of capital stock of FundraisingDirect, making FundraisingDirect BF Acquisition Group's 92% majority owned subsidiary. Additionally, pursuant to that share exchange agreement, BF Acquisition Group elected a majority of new members to its board of directors and appointed new management. FundraisingDirect was formed as a Delaware corporation on January 7, 1999.

     For accounting purposes, this acquisition transaction was accounted for as a reverse-acquisition, whereby FundraisingDirect was deemed to have purchased BF Acquisition Group. As a result, the historical financial statements of FundraisingDirect became the historical financial statements of BF Acquisition Group, and BF Acquisition Group's April 30 fiscal year end was changed to FundraisingDirect's December 31 fiscal year. Subsequently, on November 1, 2004, we changed our fiscal year end from December 31 to September 30. The Company is covering its transition period on this Form 10-KSB.

     BF Acquisition Group operates as a holding company on behalf of its majority owned subsidiary FundraisingDirect, and unless the context otherwise requires, all references to the "Company" "we" "our" "us" and other similar terms means BF Acquisition Group and FundraisingDirect, both of which are headquartered in Newark, Delaware.

                          Our Business

     FundraisingDirect is a nationwide Internet based fundraising products broker that operates in the $7 billion product fund raising market. We provide schools, institutions, athletic leagues, youth leagues, civic associations, scouts, churches, clubs, private organizations and other organizations with affordable products to sell in connection with their organizational fund raising activities. FundraisingDirect's typical products consist of wrapping paper, gift items, pizza kits, candy, cookie dough, magazines, candles, etc. Our customers engage in fundraising activities in order to maintain or increase desired activities (full sports activities for both boys and girls), scoreboards, fund trips for marching bands, new computers for schools or libraries, playground equipment for elementary schools, day care centers, pre-schools, etc.

     FundraisingDirect has historically served as a "sister company" or "unofficial" Internet sales division for Imprints Plus, Inc., a privately held corporation incorporated in the State of Delaware in 1988, which, like FundraisingDirect, was founded by and is controlled by Mr. Justin P. DiNorscia and Mrs. Diane DiNorscia. Imprints Plus has been an innovator in the fragmented, slow changing product fund raising industry for over 15 years, which provide its customers with a cost effective and efficient proven method to sell a variety of products to meet their fund raising goals. Imprints Plus' revenues for the fiscal years ending 2002 and 2003 were $3,669,672 and $3,544,230, respectively. FundraisingDirect processes all of Imprint Plus' Internet sales, although it has none of its own employees, office space or other business facets. Pursuant to an unwritten contract between FundraisingDirect and Imprints Plus, FundraisingDirect operates out of Imprints Plus' office space, and has access to all of Imprints Plus' personnel and all other business aspects in exchange for paying a percentage of Imprint Plus' operating expenses, which is equal to the ratio of FundraisingDirect's revenue to Imprints Plus' revenue.

     Business Operations

     We offer our customers a vast array of products nationwide including, but not limited to, candies, foodstuffs such as gourmet spreads, candles, coffee, nationally known magazines, gift-wrapping, jewelry and garden products. We provide more than 100+ products to our customers in the U.S. through our sales and distribution center located in Newark, Delaware.

     FundraisingDirect has a complete Internet marketing approach consisting of constant updates, promotions and sign-up incentives to our current customer base, along with any organization that has requested information from us in the past. We accomplishes this by using our e-mail service on a monthly basis.

       FundraisingDirect purchases all of its products from Imprints Plus. Imprints Plus has developed longstanding relationships with their suppliers. To maximize their purchasing power, Imprints Plus' purchasing strategy has been to establish preferred relations with certain suppliers with whom we can capitalize on purchasing economies. This "preferred supplier" strategy creates advantageous pricing relationships for FundraisingDirect.

     The traditional fund raising process is as follows: A customer (organization) contacts FundraisingDirect via the Internet to place a product order. Our customer service department answers any questions the customer may have and sends the customer sales packets to pass out to its members. The organization's members take product orders from the applicable brochure and collect money for the products up-front. After two weeks of product selling, the organization's members turns in their order forms, along with the money they collected, into their organization for deposit into their bank account. The organization keeps 40% of the total proceeds and sends to FundraisingDirect a single check for 60% of the total proceeds, along with all of the order forms. FundraisingDirect creates order fulfillment documents for those items in stock, which are routed to their warehouse for order fulfillment. At the same time, we transmit via telephone fax or Internet those portions of the orders not in stock to a designated supplier. Typically, suppliers ship customer orders directly to one of our warehouses to ensure that the right product will be delivered, undamaged, to the proper customer address. We typically receive products from our suppliers within 10-14 days. Within 3 to 4 weeks from the date of our receipt of a customer's proceeds, we pack the order and our dispatch calls the organization to schedule a delivery. FundraisingDirect's drivers make the delivery as scheduled, and help unload the products at the customer's school, field or other location. We utilize Imprint Plus' vehicles to deliver our products.

     Competition

     FundraisingDirect operates in a highly competitive marketplace. The market for our products is relatively fragmented with a large number of competitors. We face intense competition from Cherrydale Farms, Entertainment Publications, Innisbrook, Nestle, the Hershey Company, and QSP, a division of the Readers Digest Corporation, all of which are more established than we are and have substantially greater financial, marketing, sales and other resources than we do. Competition from our competitors is based primarily on better product pricing, value and service; broader product offerings; and more established market presence and stronger customer and vendor relationships. FundraisingDirect believes that we compete favorably with these companies on the basis of our customer friendly services and the price of our products.

     Employees

     Pursuant to an unwritten contract between FundraisingDirect and Imprints Plus, FundraisingDirect operates out of Imprints Plus' office space, and has access to all of Imprints Plus' personnel and all other business aspects in exchange for paying a percentage of Imprint Plus' operating expenses, which is equal to the ratio of FundraisingDirect's revenue to Imprints Plus' revenue. Imprints Plus presently employs a total of twenty people, five of which are part-time, not including Imprint Plus' independent outside sales representatives. The employees work in management, administration, sales and marketing, warehousing and delivery.

     Facilities

     FundraisingDirect's executive and business office headquarters consists of office space located at 4 Mill Park Ct., Newark, Delaware 19713. FundraisingDirect coordinates their operations, market our products and maintain a warehouse from this facility. They believe their facilities are adequate for their reasonably foreseeable needs.

     FundraisingDirect's Web Site

     FundraisingDirect has its own dedicated servers and have contracted with an off-site location to house and maintain the servers. It has a direct T1 connection with a full T1 backup for our in-house server facility. We have 24-hour support and redundant backup systems. The open and secure platforms are updated as required.

     Government Regulations That Affect FundraisingDirect's Business

     FundraisingDirect's business is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and it believes that it has complied with these laws and regulations in all material respects.

                   Risk Related to our Company

We have a history of net losses and we may not be profitable in the future.

     FundraisingDirect has a history of net losses. For its nine months ended September 30, 2004, year ended December 31, 2003, and nine months ended September 30, 2003, FundraisingDirect
incurred   a   net  loss  of  $(91,234),  $(11,635)  and   $(30),
respectively. We cannot assure you that we will not continue to incur net losses for the foreseeable future, which could cause the value of our stock to decline and adversely affect our ability to finance our business in the future.

Our Quarterly Operating Results May Fluctuate Significantly in the Future as a Result of a Variety of Factors, Many of Which Are
Outside of Our Control

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

1.   Effects of seasonality;
2.   The changing demand for our products and services;
3.   Product  shortages requiring suppliers to allocate  minimum quantities;
4.   Changes   in   their  pricing  structure  resulting   from
     competition or other factors;
5. Our ability to enter into, renegotiate or renew key agreements;
6. The amount and timing of our costs related to our marketing efforts or other initiatives;
7.   Costs we may incur as we expand our operations;

8.   Competitive factors;
9.   Delays associated with ground or air delivery companies; or
10. Economic conditions specific to the fund raising industry, as well as general economic conditions.

     Therefore, our operating results for any particular quarter may not be indicative of future operating results. Our business is seasonal, with sales higher during the second and fourthquarters and slightly lower in the first and third quarters of each calendar year. This occurs because our biggest revenue source is scholastic sports teams, whose seasons start when schools start in the third calendar quarter, which coincides with beginning fall sports programs, and in the first calendar quarter, which coincides with the commencement of spring and summer sports programs. FundraisingDirect expects this seasonal business cycle to gradually flatten out as it acquires more significant non-sports oriented national customers, such as the Future Farmers of America and the 4-H Clubs.

     Additionally, our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. In addition, we intend to significantly increase our operating expenses to grow our business. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter.

II.  Risks Related to FundraisingDirect's Business

Operating in Specialized Markets Exposes FundraisingDirect to
Certain Unforeseen Risks That Could Materially Adversely Affect
Our Operating Results

     Like any business enterprise operating in a specialized and competitive market, FundraisingDirect is subject to many business risks that include, but are not limited to, unforeseen marketing and promotional expenses, unforeseen negative publicity and competition. Many of the risks inherent in our business may be unforeseeable or beyond the control of our management, and our failure to successfully address such matters in a timely or effective manner would materially adversely affect our operating results. See "Description of Business".

If  We  Cannot  Retain Our Key Personnel And Attract  And  Retain
Additional   Key  Personnel,  Our  Business  Will  Be   Adversely
Impacted.

     FundraisingDirect depends to a significant extent on the contributions and industry experience of their key personnel, in particular their president, Justin P. DiNorscia; their national sales director, Tom Hynson; and their operations manager, Giacamo Bonvetti. If we fail to retain the services of our key personnel, our ability to successfully operate will be impaired. We do not carry key man life insurance policies on any of these employees, and we do not presently have written employment agreements with any of them. In addition, FundraisingDirect's future success will also depend upon our ability to continue to attract, motivate and retain highly qualified employees. Competition for highly skilled employees is intense and we may not be successful in attracting and retaining such personnel, and FundraisingDirect's failure to identify and retain these additional personnel could have a material adverse affect on our success.

A  Significant  Downturn  In  General Economic  Conditions  Could
Result  In  A  Reduction In Discretionary  Spending  Which  Could
Reduce  Demand  For FundraisingDirect's Products And  Could  Harm
FundraisingDirect's Business

     FundraisingDirect's product sales are affected by our product end-user's ability and desire to spend disposable income on fund raising products. Any significant downturn in general economic conditions which results in a reduction of discretionary spending could result in a reduction in demand for our products and could harm our business. In the event the United States economy enters into an economic slowdown or recession as a result of political, military, terrorist or other activities, our operating results in future periods would be significantly adversely affected.

Our  Consumable  Products Could Subject Us To  Certain  Liability
Claims That Could Harm Our Business

     Since FundraisingDirect operates in the food industry, a portion of our products may subject us to certain liability claims relating to, among other things, personal injury or death, which results from a consumer's consumption of spoiled perishable food or other causes, and our product liability insurance and other insurance may not be sufficient to cover all potential claims any third parties may bring against us. While we are not currently a party to any material litigation, if any actions or lawsuits are brought against us in the future, such actions or lawsuits may have a material adverse effect on us, even if such lawsuits are without merit. We attempt to minimize our potential liability through effective quality control and management procedures. We also carry a variety of insurance policies including policies insuring against product liability and in-house spoilage; however, we cannot assure you that such insurance policies will adequately cover our losses resulting from liability, or that we will continue to qualify for, or be able to afford or obtain, insurance in the future.





FundraisingDirect Faces Intense Competition Now and Expects to
Face More Competition in the Future

       FundraisingDirect competes in a highly competitive marketplace. The market for their products is relatively fragmented with a large number of competitors. FundraisingDirect faces intense competition from Cherrydale Farms, Entertainment Publications, Innisbrook, Nestle, the Hershey Company, and QSP, a division of the Readers Digest Corporation, all of which are more established than they are and have substantially greater financial, marketing, sales and other resources than they do. Competition from these competitors is based primarily on better product pricing, value and service; broader product offerings; and more established market presence and stronger customer and vendor relationships. In order to achieve and maintain expected profitability levels, FundraisingDirect must continue to grow their business while maintaining the service levels and aggressive pricing necessary to retain existing customers in each of their business segments. Their failure to adequately address these challenges could put them at a competitive disadvantage relative to these competitors.


Our  Distribution Arrangements With Our Suppliers Are Subject  to
Prevailing  Market Conditions, Which Means We Could Lose  Revenue
Or Incur Disruption In Product Distribution Process

      FundraisingDirect is not a party to any long-term or fixed price supply agreements. Their distribution arrangements with their suppliers are subject to prevailing market conditions, which means they could lose revenue or incur disruption in their product distribution process. If these agreements are terminated or amended in a manner adverse to FundraisingDirect, they could:
(i) enter into new distribution arrangements for their products which may be on less favorable terms; (ii) lose revenue from lost sales opportunities; (iii) experience difficulties or other delays in the distribution of their products; and (iv) incur an increase in the cost of distributing their products.

Our Reliance Upon Our Suppliers and Industry Supply Conditions
Could Have a Material Adverse Affect On Our Financial Results

     FundraisingDirect's operations require a high volume of quality products that are procured from, and assembled by, third party suppliers. Reliance on suppliers, as well as industry supply conditions generally, involves several risks, including the possibility of defective merchandise, shortage of merchandise, increases in costs and reduced control over delivery schedules, any or all of which could adversely affect FundraisingDirect's financial results. Although most products are generally available from multiple sources, we do rely upon only one or two suppliers of certain product lines. The lack of availability of timely and reliable supply of products from these sources could adversely affect our business. Occasionally, such items may be subject to allocations and they may experience difficulty in obtaining sufficient quantities of such products. In some cases, alternative sources of supply may not be readily available or available at suitable prices. In other cases, we may establish a working relationship with a single source, even when multiple suppliers are available, if we believe it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays.

Item 2.    Properties.

     Our executive and business office headquarters consists of office space located at 4 Mill Park Ct., Newark, Delaware 19713. We coordinate our operations, market our products and maintain a warehouse from this facility. We believe our facilities are adequate for our reasonably foreseeable needs.

Item 3.    Legal Proceedings.

     We are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4.    Submission Of Matters To A Vote Of Security Holders.

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.    Market For Common Equity And Related Stockholders
Matters.

     No public trading market presently exists for BF Acquisition Group's common stock and we cannot assure you that a trading market for its common stock will ever develop. Approximately 15 holders of record hold BF Acquisition Group's common stock. No cash dividends were declared or paid on BF Acquisition Group's common stock since our inception. No restrictions limit our ability to pay dividends on our common stock. We do not expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

     In July 2004, the Company authorized the issuance of 150,000 shares of unregistered common stock to two related entities in exchange for the cancellation of $3,250 in debt obligation the Company had to the two entities. These entities were the only offerees in connection with this transaction.

     In August 2004, pursuant to the share exchange agreement with FundraisingDirect, the Company authorized the issuance of 3,000,000 shares of unregistered series A preferred stock to Mr. Justin DiNorscia and Mrs. Diane DiNorscia in exchange for 425,000 shares (approximately 92%) of FundraisingDirect.

     The Company relied on Section 4(2) of the Securities Act since these transactions did not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to these transactions.

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.

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

          BF Acquisition Group III, Inc. ("BF Acquisition Group") was incorporated under the laws of the State of Florida on April 15, 1999 as a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business that desired to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. In March 2001, we ultimately ceased our business activities and became dormant until July 2004. On August 31, 2004, BF Acquisition Group completed the acquisition of approximately 92% of all of the issued and outstanding shares of capital stock of FundraisingDirect, Inc., a Delaware corporation ("FundraisingDirect") pursuant to a share exchange agreement between BF Acquisition Group; FundraisingDirect; and Mr. Justin
P. DiNorscia and Mrs. Diane DiNorscia, who were the owners of approximately 92% of all of the issued and outstanding shares of capital stock of FundraisingDirect, making FundraisingDirect BF Acquisition Group's 92% majority owned subsidiary. Additionally, pursuant to that share exchange agreement, BF Acquisition Group elected a majority of new members to its board of directors and appointed new management.

     For accounting purposes, this acquisition transaction was accounted for as a reverse-acquisition, whereby FundraisingDirect was deemed to have purchased BF Acquisition Group. As a result, the historical financial statements of FundraisingDirect became the historical financial statements of BF Acquisition Group, and BF Acquisition Group's April 30 fiscal year end was changed to FundraisingDirect's December 31 fiscal year. Subsequently, on November 1, 2004, we changed our fiscal year end from December 31 to September 30. The Company is covering its transition period on this Form 10-KSB.

     BF Acquisition Group operates as a holding company on behalf of its majority owned subsidiary FundraisingDirect, and unless the context otherwise requires, all references to the "Company" "we" "our" "us" and other similar terms means both BF Acquisition Group and FundraisingDirect, both of which are headquartered in Newark, Delaware.


     We failed to file in a timely manner our required reports with the Securities and Exchange Commission ("SEC") on Form 10-QSB for the quarterly periods ended July 31, 2001, October 31, 2001, January 31, 2002, July 31, 2002, October 31, 2002, January
31,  2003, July 31, 2003, October 31, 2003, January 31, 2004, and
on Form 10-KSB for the annual reports the years ended April 30, 2001, 2002 and 2003. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that the SEC may take against the Company for its non-compliance during this period.

     We incurred a loss from operations, and presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that our financial condition will be materially adversely affected if we do not generate additional resources to enable us to pay our obligations as they come due, and we cannot assure you that this will occur.

     Presently, our Company expects to meet its current capital requirements for the next twelve months pursuant to loans made to our Company from our affiliate stockholders.

OVERVIEW OF COMPANY.

     We have a history of net losses and we may not be profitable in the future. For its nine months ended September 30, 2004, year ended December 31, 2003, and nine months ended September 30, 2003, FundraisingDirect incurred a net loss of $(91,234), $(11,635) and $(30), respectively. We cannot assure you that we will not continue to incur net losses for the foreseeable future, which could cause the value of our stock to decline and adversely affect our ability to finance our business in the future.

   Our long-term viability as a going concern is dependent on certain key factors, such as, our ability to continue to obtain financing from its existing affiliate stockholders or other sources of outside financing to support our near term operations; and our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

SIGNIFICANT ACCOUNTING POLICIES

        Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles. As a result, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the notes to the Financial Statements.

NON-CASH ISSUANCES OF SERIES A PREFERRED STOCK

     We issued Series A preferred stock to two individuals in non-cash transactions on August 31 2004. The Series A preferred stock is convertible into common stock. The stockholders' equity at December 31, 2003 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at August 31, 2004 (See note 1 to the audited financial statements) after giving effect to the difference in par value with the offset to additional paid-in-capital.

TRANSITION  REPORT  FOR THE TRANSITION PERIOD FROM  DECEMBER  31,
2003 TO SEPTEMBER 30, 2004

      On November 1, 2004, we changed our fiscal year end from December 31 to September 30. Pursuant to Rule 15d-10, this Form 10-KSB covers the resulting transition period between the closing date of our most recent fiscal year and the opening date of our new fiscal year.

RESULTS OF OPERATIONS

Nine  months  ended September 30, 2004 compared with  year  ended
December 31, 2003.
-----------------------------------------------------------------

     Net sales for FundraisingDirect were $16,827 for nine months ended September 30, 2004, which is the transition period from

December 310, 2003 to September 30, 2004, compared to $128,090 for fiscal year ended December 31, 2003, a decrease in the amount of $111,263 or 87%. The decrease in sales is attributed to (i) FundraisingDirect's seasonality and change in its fiscal year end, because its new fiscal year end does not include in this transition report the fourth quarter of the calendar year, which is historically its greatest earnings period; and (b) a lower rate of participation among existing customers, who, once they initially become customers of FundraisingDirect, typically begin dealing with its sister corporation's (Imprints Plus) customer service representatives, and those subsequent sales are then booked as Imprint's Plus sales, not FundraisingDirect sales. Additionally, over the past two years, FundraisingDirect has effectively ceased marketing itself, other than with respect to relatively low cost and low return Internet marketing techniques.

      Gross profit for FundraisingDirect as a percentage of net sales was 36.16% for nine months ended September 30, 2004, compared to 45.68% for year ended December 31, 2003, a decrease of 20.8%. This decrease is a result of a purchase vendor's rebate during 2003 that inflated FundraisingDirect's 2003 gross profit.

     Selling and administrative expenses for FundraisingDirect, were $97,316 for nine months ended September 30, 2004, compared to $70,158 for year ended December 31, 2003, an increase of $27,161. The increase is mainly due to costs of approximately $64,000 incurred during 2004 for website development, offset by the decrease in allocated selling and administrative expenses from Imprints Plus. The decrease in allocated amounts are reflected in the overall decrease in FundraisingDirect's sales.

      Net loss for FundraisingDirect increased to $(91,234) for nine months ended September 30, 2004, compared to $(11,635) for year ended December 31, 2003. The increase was attributable to a combination of its decrease in net sales with its decrease in gross profit and significant increases in selling and administrative expenses.

Nine  months  ended September 30, 2004 compared with nine  months ended September 30, 2003.
-----------------------------------------------------------------

     Net sales for FundraisingDirect were $16,827 for nine months ended September 30, 2004, compared to $41,188 for nine months ended September 30, 2003, a decrease in the amount of $24,361 or 59.15%. The decrease in sales is attributed to a lower rate of participation among existing customers, who, once they initially become customers of FundraisingDirect, typically begin dealing with its sister corporation's (Imprints Plus) customer service representatives, and those subsequent sales are then booked as Imprint's Plus sales, not FundraisingDirect sales. Additionally, over the past two years, FundraisingDirect has effectively ceased marketing itself, other than with respect to relatively low cost and low return Internet marketing techniques.

      Gross profit for FundraisingDirect as a percentage of net sales was 36.16% for nine months ended September 30, 2004, compared to 50.54% for the nine months ended September 30, 2003, a decrease of 28.4%. This decrease is a result of a purchase vendor's rebate during 2003 that inflated FundraisingDirect's 2003 gross profit.

     Selling and administrative expenses for FundraisingDirect, were $97,316 for nine months ended September 30, 2004, compared to $20,844 for nine months ended September 30, 2004, an increase of $76,472 The increase is mainly due to costs of approximately $64,000 incurred during 2004 for website development.

      Net loss for FundraisingDirect increased to $(91,234) for fiscal year ended September 30, 2004, compared to $(30) for the nine months ended September 30, 2003. The increase was attributable to a combination of its decrease in net sales with its decrease in gross profit and significant increases in selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash was $106 at September 30, 2004 as compared to $576 at December 31, 2003; and working capital deficit was $72,511 at September 30, 2004 as compared to $ 170,814 at December 31, 2003. The increase in the working capital deficit is primarily the result of recurring losses.

     Cash used by FundraisingDirect for operating activities during the nine months ended September 30, 2004 was $21,748, which included $91,234 of net loss offset by stock issued for services of $69,430. FundraisingDirect's greatest source of cash during this period was $130,000, which was derived from a capital contribution from its principal shareholders. Significant cash requirements during the nine months ended September 30, 2004 included $108,722 related to repayment of amounts due to Imprints Plus.

     Cash used by FundraisingDirect for operating activities in the year ended December 31, 2003 was $3,654, which included
$11,635 of net loss and $12,844 of collections from accounts receivable. FundraisingDirect's only source of cash from financing activities during this period was $3,769, which was increase in the amount due to Imprints Plus.

     To continue with our business operations, we will require additional short-term working capital because we have not generated sufficient cash from operations to fund our operating activities through the end of fiscal 2005. As of September 30, 2004, FundraisingDirect had minimal cash that could be used in connection with funding its operations.

      FundraisingDirect relies upon cash flow from operations and capital provided by its principal shareholders to fund working capital and capital expenditures; and FundraisingDirect expects to meet its cash requirements during the next 12 months. A decrease  in  sales  revenue  or the  refusal  of  its  principal shareholders to continue to provide it with capital could negatively impact its short and long-term liquidity. Various economic conditions, the significant decrease in our marketing spending, the loss of customers or lower rate of participation among existing customers could result in a decrease in sales revenue. If other additional capital is required to fund FundraisingDirect's current operations, no assurance can be given that such capital will be available on acceptable terms, if at all. In such an event, this may have a materially adverse effect on FundraisingDirect's current operations and financial condition. If the need arises, additional funding would likely be provided through the use of various types of short term funding, or loans from banks or financial institutions.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

      Over the years, FundraisingDirect has seen continued growth in all segments of its industry, but has experienced a lower rate of participation among existing customers, because customers prefer the personalized customer service that Imprints Plus' customer service personnel offers. In most cases, our customer's participants are volunteers, and as such, seek efficient solutions that can decrease demand on their time. Imprints Plus' customer efficiency can provide efficient solutions that FundraisingDirect cannot. As a result, this migration trend will continue, which is detrimental to FundraisingDirect. Also, as a result of this trend, management has determined to cease expending its limited capital for marketing purposes, other than with respect to relatively low cost and low return Internet marketing techniques.

INFLATION AND SEASONALITY

     FundraisingDirect's business is seasonal, with sales higher during the second and fourth quarters and slightly lower in the first and third quarters of each calendar year. This occurs because our biggest revenue source is scholastic sports teams, whose seasons start when schools start in the third calendar quarter, which coincides with beginning fall sports programs, and in the first calendar quarter, which coincides with the commencement of spring and summer sports programs. FundraisingDirect expects this seasonal business cycle to gradually flatten out as it acquires more significant non-sports oriented national customers, such as the Future Farmers of America and the 4-H Clubs.

DESCRIPTION OF PROPERTY

      We share a lease with Imprints Plus of approximately 16,600 square feet of office and warehouse space for our executive and business office and warehouse headquarters in Newark Delaware. We coordinate our operations and market our services from these facilities. We believe our facilities are adequate for our reasonably foreseeable future needs. Our office space is leased at fair market value rates from related parties.


2005 OUTLOOK
     FundraisingDirect's ability to continue with its business operations will be heavily dependent on it securing additional capital from its principal shareholders to fund working capital and capital expenditures. There is no assurance that this additional capital will be available.

Item 7.    Financial Statements.

     Our  Financial  Statements of are  attached  as  Appendix  A
(following  Exhibits) and included as part of  this  Form  10-KSB
Report.   A  list  of  our Financial Statements  is  provided  in
response to Item 13 of this Form 10-KSB Report.

Item 8.    Changes In And Disagreements With Accountants On
      Accounting and Financial Disclosure.

   Not Applicable

Item 8A. Controls And Procedures.

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officers and financial officers that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

      There have been no significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period.


Item 8B. Other Information.

     Not applicable


                            PART III

Item 9.   Directors, Executive Officers, Promoters And Control
          Persons; Compliance With Section 16(A) Of The Exchange
          Act.

Directors,  Executive Officers and Significant  Employees  of  BF
Acquisition Group

     Pursuant to the provisions of BF Acquisition Group's Bylaws, its current directors and executive officers hold office until his or her successor is elected or appointed and qualified, or until his or her death, resignation or removal by the Board of Directors. Certain information about BF Acquisition Group's current directors and executive officers is set forth below.

     The following table sets forth the full name, present principal occupation or employment, five-year employment history and certain other information concerning Directors and Executive
Officers of BF Acquisition Group.

Name                    Age  Position              Term/Period Served

Justin P. DiNorscia(1)  51   Director, President,  1yr./since August 2004
                             Chief Executive
                             Officer, Treasurer

William R. Colucci       65  Director           1yr./Director since inception

Joseph  T.  Drennan      59  Director           1yr./since August 2004
------------------------------------------------------------------------------
(1) Mr. DiNorscia also serves as FRD's sole member of its board of directors, and as its president, treasurer and secretary.

Justin P. DiNorscia. Mr. DiNorscia is currently also a director, president and chief executive officer of Imprints Plus, which he founded in 1988. Imprints Plus, Inc. operates in the $7 billion product fund raising market. It provides schools, institutions, athletic leagues and other organizations with affordable products to sell in connection with their organizational fund raising activities. After graduating from the University of Delaware as a teacher and athletic coach, Mr. DiNorscia began his career at a private high school in Wilmington, Delaware. In 1975, he joined NASCO, Inc., a national product fund raising company based in Nashville, Tennessee. After receiving the outstanding award of "Rookie of the Year" with sales in his territory exceeding any representative in the seventeen-year history of NASCO, he was quickly made an Area Manager covering the states of Maryland, Delaware, Pennsylvania, and New Jersey. In 1977, just two short years after joining NASCO, he was promoted to Regional Manager of the entire Northeast portion of the United States. As both area and regional manager, he was responsible for recruiting, hiring and training all independent representatives and area managers. Just a few years later, Mr. DiNorscia became a Divisional Manager responsible for overseeing a national management team and sales force. Subsequently, he was promoted to a Senior Vice President level in charge of all nationwide sales where he remained until 1988. Diane DiNorscia is Justin P. DiNorscia's wife.

William R. Colucci. Mr. Colucci is an independent consultant who provides investment banking and business consulting services for emerging growth companies. From September 1997 to December 1999, Mr. Colucci served as a consultant with Harbor Town Management Group Inc., a privately held management firm that provided investment banking and business consulting services. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance Officer for Physicians' Laser Services, Inc. From April 1991 to May 1996, he served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm, where he provided clients such as Alcoa Properties, the Branigar Corporation, and Mobil Land Development Corporation with consulting services that included market and investment analysis, property positioning and economic payback analysis.

Joseph T. Drennan. Mr. Drennan has more than 30 years of experience in management, marketing and finance in the financial services and information technology industries. He has directed and implemented business turnarounds, crisis management and strategic planning for customers and clients ranging in size from $5 million in revenue to Fortune 100 companies in a variety of industries. Since 2001 Mr. Drennan has been a partner in and a co-founder of Mulberry Consulting Group, LLC. Mulberry provides business and management consulting services to small and mid-market companies in a variety of industries with emphasis on operational analysis, strategic and operational planning and implementation solutions and processes. From 1996 to 2000 Mr. Drennan served as Vice President and corporate secretary for CoreTech Consulting Group, Inc., a leading Information Technology consulting firm. His responsibilities included planning, marketing, finance, legal and facilities management. Mr. Drennan currently serves on the Board of Directors of United Bank of
Philadelphia  and  serves on its Audit and Capital  and  Planning
Committees. He is a past Chairman of the Board of St. Joseph's Prep, the Jesuit high school in Philadelphia.

     Audit Committee

     The Company currently does not have a separately designated standing audit committee in place; instead, the Company's entire board of directors serves in that capacity. This is due to the small number of directors and executive officers involved with the Company. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. Mr. Joseph T. Drennan, qualifies as a "financial expert" pursuant to Item 401 of Regulation S-B.

     Section 16(a) Beneficial Ownership Reporting Compliance

      To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

     Code of Ethics

     The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer or any other position due to the small number of executive officers involved with the Company. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

     Family Relationships

     None

     Certain Legal Proceedings

     None

Item 10.   Executive Compensation.

     During the period covered by this report, no executive officer of our Company received any type of salary or other compensation in connection with their employment as such; and no employment agreement was entered into with any of our officers. As previously described herein, pursuant to an unwritten contract between FundraisingDirect and Imprints Plus, FundraisingDirect operates out of Imprints Plus' office space, and has access to all of Imprints Plus' personnel and all other business aspects in exchange for paying a percentage of Imprint Plus' operating expenses, which is equal to the ratio of FundraisingDirect's revenue to Imprints Plus' revenue.

     Compensation of Directors

     During the period covered by this report, other than as described herein, no director received any type of compensation from our Company for serving as such. Presently, our directors, including those who serve as officers of the Company, are not compensated for serving as such, other than reimbursement for out of pocket expenses incurred in attending director meetings.

     Employee Stock Option Plan

     We currently have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Item 11. Security Ownership Of Certain Beneficial Owners and Management.

         Security Ownership of Certain Beneficial Owners

     The following table sets forth as of the as of the end of the fiscal year covered by this report the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to BF Acquisition Group who are the beneficial owner of more than five percent (5%) of its voting securities:


Name and Address          Amount and Nature           Percent
of Beneficial Owner       of Beneficial Ownership     of Class(2)

Justin P. DiNorscia       3,000,000(1)                43.01%
4 Mill Park Ct.
Newark, Delaware 19713

Diane DiNorscia           3,000,000(1)                43.01%
4 Mill Park Ct.
Newark, Delaware 19713
_____________________________________
  1. Represents 150,000 shares of Series A Preferred Stock. The shares of the BF Acquisition Group series A preferred stock have identical voting rights and powers as BF Acquisition Group common stock, except that each share of the series A preferred stock is entitled to vote two (2) common stock votes per share of series A preferred stock on all matters that holders of common stock are entitled to vote on, without provision for cumulative voting. Each share of the series A preferred stock is entitled to vote one (1) vote per share on all matters relating to matters concerning the series A preferred stock, without provision for cumulative voting.
2.   Based upon 6,975,000 outstanding voting security votes.

                Security Ownership of Management

     The following table sets forth as of the end of the fiscal year covered by this report the names, addresses, amount and nature of beneficial ownership and percent of such ownership of BF Acquisition Group's voting securities of each of the persons who are officers and directors, and such officers and directors as a group:

Name and Address                Amount and Nature           Percent
of Beneficial Owner             of Beneficial Ownership     of Class(3)

Justin P. DiNorscia               3,000,000 (1)             43.01%
4 Mill Park Ct.
Newark, Delaware 19713


Joseph T. Drennan                 -0-                       *
63 W Lancaster Ave, Suite 5
Ardmore, Pennsylvania 19003

William R. Colucci                200,000 (2)               2.86%
2501 Turk Boulevard
San Francisco, California 94118

All Officers and Directors
as a Group (3 persons).           3,200,000(1)(2)           45.87%

____________________________________
  1. Represents 150,000 shares of Series A Preferred Stock. The shares of the BF Acquisition Group series A preferred stock have identical voting rights and powers as BF Acquisition Group common stock, except that each share of the series A preferred stock is entitled to vote two (2) common stock votes per share of series A preferred stock on all matters that holders of common stock are entitled to vote on, without provision for cumulative voting. Each share of the series A preferred stock is entitled to vote one (1) vote per share on all matters relating to matters concerning the series A preferred stock, without provision for cumulative voting.
2.   Represents 200,000 shares of common stock.
3.   Based upon 6,975,000 outstanding voting security votes.

     Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 12.   Certain Relationships And Related Transactions.

     Mr. DiNorscia is also a Director, President and Chief Executive officer of Imprints Plus, Inc. a privately held "sister" corporation to FundraisingDirect. Mr. and Mrs. DiNorscia combined own in excess of 50% of Imprints Plus, Inc. Pursuant to an unwritten contract between FundraisingDirect and Imprints Plus, FundraisingDirect operates out of Imprints Plus' office space, and has access to all of Imprints Plus' personnel and all other business aspects in exchange for paying a percentage of

Imprint Plus' operating expenses, which is equal to the ratio of FundraisingDirect's revenue to Imprints Plus' revenue.

     Also, we share a lease with Imprints Plus of approximately 16,600 square feet of office and warehouse space for our executive and business office and warehouse headquarters in Newark Delaware. Our office space is leased at fair market value rates from a corporation that Mr. and Mrs. DiNorscia are 50% owners.

Item 13.  Exhibits

INDEX TO EXHIBITS.

Exhibit No. Description of Exhibit                     Sequential Page No.

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

     32.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees And Services

Audit Fees
----------

The aggregate fees billed for the fiscal years ended September 30, 2004 and December 31, 2003 for professional services rendered by Cogen Sklar LLP, ("Cogen Sklar") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and December 31, 2003 was $10,000.

Audit-Related Fees.
-------------------
No fees were billed the fiscal years ended September 30, 2004 and December 31, 2003 for assurance and related services by Cogen Sklar that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees
--------
No fees were billed for the fiscal years ended September 30, 2004 and December 31, 2003 for tax compliance, tax advice, or tax planning services by Cogen Sklar that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees
--------------
No fees were billed for the fiscal years ended September 30, 2004 and December 31, 2003 for products and services provided by Cogen
Sklar, other than the services reported in the Audit Fees, Audit-
Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies
-------------------------------------
The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Cogen Sklar. All the services performed by Cogen Sklar that are described above were pre-approved by the Company's audit committee. None of the hours expended on Cogen Sklar's engagement to audit the Company's financial statements for the fiscal years ended September 30, 2004 and December 31, 2003 were attributed to work performed by persons other than Cogen Sklar's full-time, permanent employees.

                           Appendix A
                      Financial Statements.

       The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE F-1    INDEPENDENT AUDITORS' REPORT

PAGE F-2    CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2004
            AND DECEMBER 31, 2003

PAGE F-3    CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS
            ENDED SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003

PAGE F-4    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR
            THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR
            ENDED DECEMBER 31, 2003

PAGE  F-5   CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED
            SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003

PAGES F-6 - F-11    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By:/s/ Justin P. DiNorscia
   -----------------------------
   Justin P. DiNorscia, President

Dated: January 14, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Justin P. DiNorscia
   -------------------------------
   Justin P. DiNorscia, President,
   Treasurer, Secretary, director

Dated: January 14, 2005

By:/s/ William R. Colucci
   ------------------------------
   William R. Colucci, director

Dated: January 14, 2005

By: /s/ Joseph T. Drennan
   --------------------------------
   Joseph T. Drennan, director

Dated: January 14, 2005

              BF ACQUISITION GROUP III, INC. AND SUBSIDIARY

                   CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2004 AND
                          DECEMBER 31, 2003

            BF ACQUISITION GROUP III, INC. AND SUBSIDIARY









                        C O N T E N T S
                        ---------------





                                                       PAGE
                                                       ----

INDEPENDENT AUDITORS' REPORT                           F-1


CONSOLIDATED BALANCE SHEETS                            F-2


CONSOLIDATED STATEMENTS OF OPERATIONS                  F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT       F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                  F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          F-6 - F-11

                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
BF Acquisition Group III, Inc.


We have audited the consolidated balance sheets of BF Acquisition Group III, Inc. and Subsidiary as of September 30, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the nine months and year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BF Acquisition Group III, Inc. and Subsidiary as of September 30, 2004 and December 31, 2003, and the results of their operations and cash flows for the nine months and year then ended, in conformity with accounting principles generally accepted in the United States.





                                   __________________________

Bala Cynwyd, Pennsylvania
December 17, 2004

          BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                                    2004               2003
                                                 ----------         ----------

      ASSETS

CURRENT ASSETS
 Cash                                          $           106    $           576
 Accounts receivable                                         -              7,191
 Due from officer                                        1,288                900
                                               ---------------    ---------------

TOTAL ASSETS                                   $         1,394    $         8,667
                                               ===============    ===============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                              $         4,331    $         7,135
 Due to affiliates                                      69,574            172,346
                                               ---------------    ---------------
TOTAL CURRENT LIABILITIES                               73,905            179,481
                                               ---------------    ---------------

      STOCKHOLDERS' DEFICIT

 Convertible preferred stock, Series A, $0.50
 par value; 3,000,000 shares authorized, issued
 and outstanding                                     1,500,000          1,500,000

 Discount on convertible preferred stock            (1,500,000)        (1,500,000)

 Common stock, $.001 par value; 20,000,000
  shares authorized; 975,000 and 1,019,000
  shares issued and outstanding in 2004
  and 2003                                                 975              1,019
 Additional paid-in capital                            219,462             29,881
 Accumulated deficit                                  (292,948)          (201,714)
                                               ---------------    ---------------

TOTAL STOCKHOLDERS' DEFICIT                            (72,511)          (170,814)
                                               ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $         1,394    $         8,667
                                               ===============    ===============

     The accompanying notes are an integral part of these consolidated financial statements.

         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
               YEAR ENDED DECEMBER 31, 2003


                                                    2004             2003
                                               -------------    -------------

NET SALES                                      $      16,827    $     128,090


COST OF SALES                                         10,742           69,567
                                               -------------    -------------

GROSS PROFIT                                           6,085           58,523


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          97,319           70,158
                                               -------------    -------------

NET LOSS                                       $     (91,234)   $     (11,635)
                                               =============    =============

BASIC AND DILUTED LOSS PER SHARE               $       (0.09)   $       (0.01)
                                               =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES                    989,000        1,019,000
                                               =============    =============

    The accompanying notes are an integral part of these consolidated financial statements.

          BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                YEAR ENDED DECEMBER 31, 2003


                                                         Discount on                  Additional
                                          Preferred       Preferred         Common      Paid-in     Accumulated
                                           Stock            Stock           Stock       Capital       Deficit       Total
                                        ------------     ------------     ---------   ----------    -----------    ----------

BALANCE AT JANUARY 1, 2003              $          -     $          -     $   5,125   $   25,775    $  (190,079)   $ (159,179)

Net loss for the year ended
December 31, 2003                                  -                -             -            -        (11,635)      (11,635)

Retroactive recapitalization upon
reverse acquisition                        1,500,000       (1,500,000)       (4,106)       4,106              -             -
                                        ------------     ------------     ---------   ----------    -----------    ----------

BALANCE AT DECEMBER 31, 2003               1,500,000       (1,500,000)        1,019       29,881       (201,714)     (170,814)

Redemption of common stock                         -                -           (87)          87              -             -

Common stock issued for cash                       -                -            39          349              -           388

Contribution from stockholder                      -                -             -      130,000              -       130,000

Common stock issued for services                   -                -             4       69,426              -        69,430

Reverse acquisition:
 Assumption of accounts payable                    -                -             -       (4,331)             -        (4,331)
 Assumption of due to affiliate                    -                -             -       (5,950)             -        (5,950)

Net loss for the nine months ended
 September 30, 2004                                -                -             -            -        (91,234)      (91,234)
                                        ------------     ------------     ---------   ----------    -----------    ----------

BALANCE AT SEPTEMBER 30, 2004           $  1,500,000     $ (1,500,000)    $     975   $  219,462    $  (292,948)   $  (72,511)
                                        ============     ============     =========   ==========    ===========    ==========

    The accompanying notes are an integral part of these consolidated financial statements.

            BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                  YEAR ENDED DECEMBER 31, 2003

                                                         2004            2003
                                                      ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                             $  (91,234)    $   (11,635)
 Adjustment to reconcile net income to net cash
  used in operating activities
   Common stock issued for services                       69,430               -
   Decrease in assets
    Accounts  receivable                                   7,191          12,844
   Decrease in liabilities
    Accounts payable and accrued expenses                 (7,135)         (4,863)
                                                      ----------     -----------

 Net cash used in operating activities                   (21,748)         (3,654)
                                                      ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in due from officer                               (388)              -
                                                      ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in amount due to
  affiliate                                             (108,722)          3,769
 Capital contribution                                    130,000               -
 Proceeds from issuance of common stock                      388               -
                                                      ----------     -----------

 Net cash provided by financing activities                21,666           3,769
                                                      ----------     -----------

NET INCREASE (DECREASE) IN CASH                             (470)            115

CASH - BEGINNING OF YEAR                                     576             461
                                                      ----------     -----------

CASH - END OF YEAR                                    $      106     $       576
                                                      ==========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

  Redemption of common stock
   Common stock                                       $      (87)    $         -
   Additional paid-in capital                                 87               -

  Recapitalization upon reverse acquisition
   Preferred stock                                    $        -     $ 1,500,000
   Discount on preferred stock                                 -      (1,500,000)

  Assumption of liabilities upon reverse
   acquisition
   Accounts payable                                   $    4,331     $         -
   Due to affiliate                                        5,950               -
   Additional paid-in capital                            (10,281)              -
                                                      ----------     -----------

                                                      $        -     $         -
                                                      ==========     ===========

      The accompanying notes are an integral part of these consolidated financial statements.

          BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business
---------------------------------------
BF Acquisition Group III, Inc., (the "Company"), a development stage company, was organized in Florida on April 15, 1999 as a "shell" company which plans to look for suitable business partners or acquisition candidates to merge with or acquire. Operations from incorporation until August 31, 2004 have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

On August 31, 2004, the Company exchanged 3,000,000 shares of Series A Preferred Stock for 425,000 common shares of FundraisingDirect.com, Inc. ("FDR") of a total of 468,030 common shares. FDR was incorporated in 1999 under the laws of the State of Delaware. FDR is engaged in the sales and distribution of fundraising products to customers which are principally nonprofit organizations.

Basis of Presentation
---------------------
Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by FDR for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, the Company, are those of the legal acquiree, FDR, which are considered to be the accounting acquirer.

The Company has elected to change its fiscal year end to September 30, 2004.

Principle of Consolidation
--------------------------
The accompanying consolidated financial statements include the accounts of the Company and its 92% owned subsidiary, FDR. All intercompany transactions have been eliminated in consolidation. The Company has recorded the minority interest loss amounting to $7,664 for the nine months ended September 30, 2004.

Estimates
---------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the company may undertake in the future, actual results could differ from the estimates.

Concentration of Credit Risk
----------------------------
The Companies performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables and payables. The carrying values of cash, receivables and payables approximate fair value because of their short maturities.

Revenue Recognition
-------------------
The Company recognizes net sales and the related cost of sales at the time the products are shipped to customers.

Certain revenue is recorded on a net basis since the Company performs as an agent without assuming the risks and rewards of ownership of the goods and does not take title to the products.


                                  F-6
<APAGE>


         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                NOTES TO FINANCIAL STATEMENTS
         SEPTEMBER 30, 2004 AND DECEMBER 31, 2003




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's product costs include amounts for shipping and handling, therefore, it charges its customers shipping and handling fees at the time the products are shipped or when its services are performed. The cost of shipping products to the customer is included in selling, general and administrative expenses. The costs of shipping and handling included in selling, general and administrative expenses are approximately $2,241 and $10,500 for the nine months and year ended September 30, 2004 and December 31, 2003, respectively.

Income Taxes
------------
The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Income
--------------------
The Company follows SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Advertising Costs
-----------------
The Company reports the costs of advertising as an expense when costs are incurred.

Loss Per Share
--------------
The Company follows SFAS No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the nine months ended September 30, 2004 and year ended December 31, 2003, common stock equivalents consisting of Convertible Preferred Stock were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Recently Issued Accounting Pronouncements
-----------------------------------------
On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon. When final rules are announced, the Company will assess the impact to its financial statements.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method used on reported results.

           BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
             SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities - An Interpretation of AARB N. 51.
FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

In April 2003, FASB issued Statement of financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

1. a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
2. a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
3. a financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FAS 150-3") which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

On December 17, 2003, the Staff of the SEC issued Staff Accounting bulletin No. 104 (SAB No. 104), Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No. 101 that had been codified in SEC Top 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No.
104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.

           BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003




NOTE 2 - CAPITAL STOCK

Preferred Stock
---------------
The Board of Directors of the Company is authorized to provide for the issuance of 5,000,000 shares of Preferred Stock in classes or series and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series and the preferences, limitations and relative rights of each class or series, which may include a conversion feature into common stock. This type of Preferred Stock is commonly referred to as "blank check preferred stock." As part of the reverse acquisition on August 31, 2004 (Note 1), the Board authorized the issuance of 3,000,000 shares of Series A Convertible Preferred Stock at $0.50 par value.

Each share of Series A Convertible Preferred Stock ("Preferred Stock") is convertible into one share of the Company's common stock. The shares of Preferred Stock have identical voting rights and powers as the Company's common stock, except that each share of Preferred Stock is entitled to two common stock votes per share of Preferred Stock on all matters that the holders of common stock are entitled to vote on, without provision for cumulative voting.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Preferred Stock are entitled to be paid in full, the par value of their shares before any amount is paid to the holders of shares of the Company's common stock.

Common Stock
------------
The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. There were no dividends declared for the nine months ended September 30, 2004 and year ended December 31, 2003.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company purchases products from a company related by common ownership. During the nine months and year ended September 30, 2004 and December 31, 2003, total purchases from related entity were $10,890 and $61,711.

The Company shares certain operating expenses with this related entity. The related entity pays these expenses and allocates to the Company its proportionate share of the expenses. During the nine months and year ended September 30, 2004 and December 31, 2003, these expenses amounted to $20,043 and $55,490.

As of September 30, 2004 and December 31, 2003, the payable to this entity amounted to $63,624 and $172,346. The payable is non-interest bearing with no specified repayment terms.

         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
               NOTES TO FINANCIAL STATEMENTS
           SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



NOTE 4 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. The reconciliation of the statutory federal rate to the Company's historical income tax expense (benefit) is as follows:


                                                Nine Months
                                                  Ended               Year Ended
                                             September 30, 2004   December 31, 2003
                                             ------------------   -----------------

      Income tax benefit at
       U.S.  federal income tax rate          $     (27,000)       $     (3,000)
        Net  operating  loss  carryforward          (60,000)            (57,000)
         Valuation   allowance                       87,000              60,000
                                              -------------        ------------

       Income  tax  benefit                   $           -        $          -
                                              =============        ============
      Income tax benefit consists
      of the following:
      Current tax benefit
        Federal                               $           -        $          -
        State                                             -                   -
                                              -------------        ------------

                                              $           -        $          -

      Deferred tax benefit                    =============        ============

         Federal                              $      87,000        $     60,000
        State                                             -                   -
         Valuation   allowance                      (87,000)            (60,000)
                                              -------------        ------------
                                                          -                   -
                                              -------------        ------------

                                              $           -        $          -
                                              =============        ============




As of September 30, 2004 and December 31, 2003, the Company has net operating loss carryforwards of approximately $291,000 and $200,000, expiring through the year ending September 30, 2024. This amount can be used to offset future taxable income of the Company.

The components of deferred tax assets as of September 30, 2004 and December 31, 2003 are as follows:


                                              2004           2003
                                          -------------   -----------

     Net operating loss carryforward     $     87,000     $   60,000
     Valuation allowance                      (87,000)       (60,000)
                                         ------------     ----------

          Total                          $          -     $        -
                                         ============     ==========

           BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003





NOTE 4 - INCOME TAXES (Continued)

The valuation allowance for deferred tax assets as of September 30, 2004 and December 31, 2003 was $87,000 and $60,000. The
change in the total valuation for the nine months ended September 30, 2004 and year ended December 31, 2003 was an increase of $27,000 and $3,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.


NOTE 5 - RETROACTIVE RESTATEMENT FOR RECAPITALIZATION UPON
REVERSE ACQUISITION

The stockholders' equity at December 31, 2003 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at August 31, 2004 (Note 1) after giving effect to the difference in par value with the offset to additional paid-in-capital.


NOTE 6 - COMPARABLE CONDENSED STATEMENT OF OPERATIONS

The comparable unaudited results of operations for the nine months ended September 30, 2003 are as follows:

                                                2004          2003
                                             ----------   -----------
                                                          (Unaudited)

           Net sales                         $  16,827     $  41,188
           Gross profit                          6,085        20,814
           Loss from operations                 91,234            30
           Income taxes                              -             -
           Net loss                             91,234            30
           Basic and diluted loss per share  $   (0.09)    $       -
