Form 10QSB
period 2004-12-31
BF ACQUISITION GROUP III INC
filed 2005-03-04
CIK 1089776

U.S. Securities and Exchange Commission

                         Washington, DC 20549

                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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

             4 Mill Park Ct., Newark, Delaware 19713
----------------------------------------------------------------------
            (Address of principal executive offices)

                         (302) 366-8992
----------------------------------------------------------------------
                  (Issuer's telephone number)

----------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

               APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 4, 2004, there were approximately 975,000 shares of common stock, $0.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                    BF ACQUISITION GROUP III, INC.

                         Form 10-QSB Index
                         December 31, 2004

                                                                          Page

Part I: Financial Information..............................................1

     Item 1. Financial Statements .........................................2

             Consolidated Balance Sheets (Unaudited) ......................3

             Consolidated Statements of Operations (Unaudited).............4

             Consolidated Statement Of Stockholders' Deficit (Unaudited)...5

             Consolidated Statement Of Cash Flows (Unaudited)..............6

             Notes To Financial Statements (Unaudited)....................7-9

     Item 2. Management's Plan of Operation................................10

     Item 3. Controls and Procedures.......................................14

Part II: Other Information.................................................15

     Item 1. Legal Proceedings.............................................15

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...15

     Item 3. Defaults Upon Senior Securities...............................15

     Item 4. Submission of Matters to a Vote of Security Holders...........15

     Item 5. Other Information.............................................15

     Item 6. Exhibits......................................................15

Signatures.................................................................16

                                   PART I
                            FINANCIAL INFORMATION


Item 1.  Financial Statements

               BF ACQUISITION GROUP III, INC. & SUBSIDIARY

                          FINANCIAL STATEMENTS

                DECEMBER 31, 2004 AND SEPTEMBER 30, 2004
                              (UNAUDITED)

             BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 2004 AND SEPTEMBER 30, 2004
                           (UNAUDITED)




                                                 DECEMBER 31,   SEPTEMBER 30,
                                                     2004           2004
                                                 -----------    -----------
                          ASSETS
                          ------
Current Assets:
    Cash and cash equivalents                    $     6,080    $       106
    Accounts receivable                                2,492              -
    Due from officer                                   1,288          1,288

                                                 -----------    -----------

  Total Assets                                   $     9,860    $     1,394
                                                 ===========    ===========




                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------

Current Liabilities
    Accounts payable                             $    17,537    $     4,331
    Due to affiliates                                 80,486         69,574
                                                 -----------    -----------
         Total Current Liabilities                    98,023         73,905
                                                 -----------    -----------


Stockholders' Deficit
    Convertible preferred stock, Series A,
      $0.50 par value; 3,000,000 shares
      authorized, issued and outstanding           1,500,000      1,500,000
    Discount of convertible preferred stock       (1,500,000)    (1,500,000)
    Common stock, $.001 par value;
      20,000,000 shares authorized,
      975,000 shares issued and outstanding              975            975
    Additional paid-in capital                       219,462        219,462
      Accumulated deficit                           (308,600)      (292,948)
                                                 -----------    -----------
                                                     (88,163)       (72,511)
                                                 -----------    -----------

    Total Liabilities and Stockholders' Deficit  $     9,860    $     1,394
                                                 ===========    ===========


         (See Accompanying Notes to Consolidated Financial Statements)

                 BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                               (UNAUDITED)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                    December 31,    December 31,
                                                        2004            2003
                                                    -----------     -----------

Net sales                                           $    52,688     $   115,031

Cost of sales                                            35,884          72,855
                                                    -----------     -----------

Gross profit                                             16,804          42,176

Selling, general and administrative expenses             32,462          53,781
                                                    -----------     -----------

Net loss from operations                                (15,658)        (11,605)

Other income                                                  6            --
                                                    -----------     -----------

NET LOSS                                            $   (15,652)    $   (11,605)
                                                    ===========     ===========

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                         975,000       1,019,000
                                                    ===========     ===========

BASIC AND DILUTED NET LOSS PER
      COMMON SHARE                                  $     (0.02)    $     (0.01)
                                                    ===========     ===========


         (See Accompanying Notes to Consolidated Financial Statements)

              BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                               (UNAUDITED)





                                                    Discount on                       Additional
                                     Preferred       Preferred         Common          Paid-In       Accumulated
                                       Stock           Stock            Stock          Capital         Deficit           Total
                                    -----------     -----------      -----------     -----------     -----------      -----------

Balance at September 30, 2004       $ 1,500,000     $(1,500,000)     $       975     $   219,462     $  (292,948)     $   (72,511)

Net loss for the three months
  ended December 31, 2004                  --              --               --              --           (15,652)         (15,652)
                                    -----------     -----------      -----------     -----------     -----------      -----------

Balance, October 31, 2004           $ 1,500,000     $(1,500,000)     $       975     $   219,462     $  (308,600)     $   (88,163)
                                    ===========     ===========      ===========     ===========     ===========      ===========


         (See Accompanying Notes to Consolidated Financial Statements)

                BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                              (UNAUDITED)


                                                                 Three Months   Three Months
                                                                    Ended         Ended
                                                                 December 31,   December 31,
                                                                     2004          2003
                                                                   --------      --------

Cash Flows From Operating Activities
       Net Loss                                                    $(15,652)     $(11,605)
       Adjustments to reconcile net loss to net cash flows
             used by operating activities
                   Stock issued in exchange for services               --            --
                   Net changes in:
                         Accounts receivable                         (2,492)        1,120
                         Accounts payable and accrued expenses       13,206         5,703
                                                                   --------      --------
Net cash used by operating activities                                (4,938)       (4,782)
                                                                   --------      --------

Cash Flows From Financing Activities
       Net increase (decrease) in amount due to affiliate            10,912         1,247
                                                                   --------      --------
Net cash provided by financing activities                            10,912         1,247
                                                                   --------      --------

Net Increase (Decrease) in Cash                                       5,974        (3,535)

Cash, Beginning of Period                                               106         4,111
                                                                   --------      --------

Cash, End of Period                                                $  6,080      $    576
                                                                   ========      ========


         (See Accompanying Notes to Consolidated Financial Statements)

               BF ACQUISITION GROUP III, INC. & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Nature of Business

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

   On August 31, 2004, the Company exchanged 3,000,000 shares of Series A Preferred Stock for 425,000 common shares of FundraisingDirect.com, Inc. ("FRD") of a total of 468,030 common shares. FRD was incorporated in 1999 under the laws of the State of Delaware. FRD is engaged in the sales and distribution of fundraising products to customers which are principally nonprofit organizations.

   Basis of Presentations

   Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by FRD for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, the Company, are those of the legal acquiree, FRD, which are considered to be the accounting acquirer.

   The Company has elected to change its fiscal year end to September 30.

   The accompanying interim period financial statements of BF Acquisition Group III, Inc., and Subsidiary are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2004 Form 10-KSB and other information included in the Company's Forms 8-Ks and amendments thereto as filed with the Securities and Exchange Commission.

   Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and 92% owned subsidiary FRD. The Company has recorded the minority interest loss amounting to $7,664 for the nine months ended September 30, 2004, and $928 for the three months ended December 31, 2004.

              BF ACQUISITION GROUP III, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

   Use of Estimates

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

   Certain reclassifications have been made to the prior period financial statements to conform to the presentation in the current period's financial statements.

   Concentration of Credit Risk

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

NOTE 2 - MANAGEMENT PLANS

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses, and at December 31, 2004 had a stockholders' deficit of $88,163. The Company relies upon cash from operations and capital provided by its principal shareholders to fund working capital and capital expenditures; and the Company expects to meet its cash requirements during the next 12 months. A decrease in sales revenue or the refusal of its principal shareholders to continue to provide it with capital could negatively impact its short and long-term liquidity. Various economic conditions, the significant decrease in marketing spending, the loss of customers, or lower rate of participation by existing customers could result from a decrease in sales revenue. If other additional capital is required to fund the Company's current operations, no assurance can be given that such capital will be available on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company's current operations and financial condition. If the need arises, additional funding would likely be provided through the use of various types of short-term funding, or loans from banks or financial institutions.

              BF ACQUISITION GROUP III, INC. & SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS

   The Company purchases products from a company related by common ownership. During the three months December 31, 2004 and 2003, total purchases from related entity were $25,910 and $41,440, respectively.

   The Company shares certain operating expenses with this related entity. The related entity pays these expenses and allocates to the Company its proportionate share of the expenses. During the three months December 31, 2004 and 2003, these expenses amounted to approximately $16,000 and $53,000, respectively.

   As of December 31, 2004 and September 30, 2004, the payable to this entity amounted to $70,836 and $63,624, respectively. The payable is non-interest bearing with no specified repayment terms.


NOTE 4 - INCOME TAXES

   There is no income tax benefit for the losses for the three months ended December 31, 2004 and 2003 since management has determined that the realization of the deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

    The following is qualified by reference to, and should be read in conjunction with our consolidated financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation".

Background

    BF Acquisition Group, III, Inc. ("BF Acquisition Group") was incorporated under the laws of the State of Florida on April 15, 1999 as a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business that desired to employ BF Acquisition Group to become a reporting corporation under the Securities Exchange Act of 1934. In March 2001, BF Acquisition Group ultimately ceased its business activities and became dormant until July 2004.

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

    For accounting purposes, this acquisition transaction was accounted for as a reverse-acquisition, whereby FundraisingDirect was deemed to have purchased BF Acquisition Group. As a result, the historical financial statements of FundraisingDirect became the historical financial statements of BF Acquisition Group, and BF Acquisition Group's April 30 fiscal year end was changed to FundraisingDirect's December 31 fiscal year. Subsequently, on November 1, 2004, we changed our fiscal year end from December 31 to September
30. BF Acquisition Group operates as a holding company on behalf of its majority owned subsidiary FundraisingDirect.

    On February 8, 2005, BF Acquisition Group; its majority-owned subsidiary FundraisingDirect; Imprints Plus, Inc., ("Imprints Plus"); IPI Fundraising, Inc. ("IPI Fundraising"), a newly formed Delaware corporation formed by Justin P. DiNorscia (the controlling shareholder, principal officer and director of each of BF Acquisition Group, FundraisingDirect and Imprints Plus) solely to effect the merger transaction described below; and certain key stockholders of BF Acquisition Group, FundraisingDirect, and Imprints Plus, all entered into a definitive merger agreement (the "Merger Agreement").

    Pursuant to the terms of the Merger Agreement, at the effective time of the merger, the separate existence of each of BF Acquisition Group, FundraisingDirect and Imprints Plus shall cease and each of these corporations shall be merged with and into IPI Fundraising, which shall be the surviving corporation. Immediately after the effective time, IPI Fundraising's capital structure will consist of 10,064,628 shares of IPI Fundraising common stock, par value $.001 and 3,000,000 shares of IPI Fundraising series A preferred stock, par value $.50.

    Immediately after the effective time of the merger, (i) BF Acquisition Group stockholders will own approximately 9.69% of IPI Fundraising's outstanding common stock and 100% of IPI Fundraising's outstanding series A preferred stock; (ii) Imprints Plus stockholders will own approximately 50.64% of IPI Fundraising's outstanding common stock; and (iii) the stockholders who own all of the outstanding securities of FundraisingDirect not owned by BF Acquisition Group III, will own approximately 39.67% of IPI Fundraising's outstanding common stock (all of the outstanding securities of FundraisingDirect owned by BF Acquisition Group III will be cancelled at the effective time of the merger). Also, at the effective time of the merger, all vested and unvested outstanding options to purchase Imprints Plus common stock issued under Imprints Plus' 2004 Stock Option Plan or otherwise that by their terms survive the closing, will be assumed by IPI Fundraising.

    IPI Fundraising will register the IPI Fundraising common stock and preferred stock issued pursuant to the Merger Agreement under the Securities Act of 1933 pursuant to a registration statement on Form S-4 filed with the Securities and Exchange Commission. After the effective time of the merger, the directors and officers of IPI Fundraising shall consist of the following persons: Justin P. DiNorscia, Director, President, Chief Executive Officer, Secretary; Dan Caputo, Jr., Interim Chief Financial Officer; Diane DiNorscia, V.P. Human Resources and Administration; Thomas P. Hynson, National Sales Director; Giacomo Bonvetti, Operations Manager; Bradley S. Cantwell, Director; Joseph T. Drennan, Director.

    The closing of the merger remains subject to numerous conditions contained in the Merger Agreement. Assuming the conditions contained in the Merger Agreement are satisfied or waived, the closing of the merger is scheduled to occur 21 days after the effective date of the registration statement on Form S-4 filed with the Securities and Exchange Commission or at such other time as the parties may agree. Additional information concerning the merger is contained in IPI Fundraising's preliminary registration statement on Form S-4 filed with the Securities and Exchange Commission on February 10, 2005. You can go to www.sec.gov. for more information.

    BF Acquisition Group failed to file in a timely manner its required reports with the Securities and Exchange Commission ("SEC") on Form 10-QSB for the quarterly periods ended July 31, 2001, October 31, 2001, January 31, 2002, July 31, 2002, October 31, 2002, January
31, 2003, July 31, 2003, October 31, 2003, January 31, 2004, December
31, 2004 and on Form 10-KSB for the annual reports the years ended April 30, 2001, 2002 and 2003. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that the SEC may take against BF Acquisition Group for its non-compliance during this period.

Overview

    FundraisingDirect has a history of net losses and it may not be profitable in the future. Net income for the three months ended December 31, 2004 was $(15,652) compared to $(11,605) for the three months ended December 31, 2003. FundraisingDirect cannot assure you that they will not continue to incur net losses for the foreseeable future, which could cause the value of our stock to decline and adversely affect our ability to finance our business in the future.

    FundraisingDirect's long-term viability as a going concern is dependent on certain key factors, such as, its ability to continue to obtain financing from its existing affiliate stockholders or other sources of outside financing to support its near term operations; and its ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

Significant Accounting Policies

    BF Acquisition Group's financial statements have been prepared in conformity with U.S. generally accepted accounting principles. As a result, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the notes to the Financial Statements.

Transition Report For The Transition Period From December 31, 2003 To September 30, 2004

    On November 1, 2004, BF Acquisition Group changed its year-end from December 31 to September 30. BF Acquisition Group's Form 10-KSB filed with the SEC on January 14, 2005 covered the resulting transition period between the closing date of its most recent fiscal year and the opening date of its new fiscal year.

Results Of Operations

    Three months ended December 31, 2004 compared with three months ended December 31, 2003.

   Net sales for FundraisingDirect were $52,688 for the three months ended December 31, 2004, compared to $115,031 for the three months ended December 31, 2003, a decrease in the amount of $62,343 or 54.20%. The decrease in sales is attributed to a lower rate of participation among existing customers, who, once they initially become customers of FundraisingDirect, typically begin dealing with its sister corporation's (Imprints Plus) customer service representatives, and those subsequent sales are then booked as Imprint's Plus sales, not FundraisingDirect sales. Additionally, over the past two years, FundraisingDirect has effectively ceased marketing itself, other than with respect to relatively low cost and low return Internet marketing techniques.

    Gross profit for FundraisingDirect as a percentage of net sales was 31.89% for the three months ended December 31, 2004, compared to 36.66% for the three months ended December 31, 2003, a decrease of 4.77%. This decrease is a result of a purchase vendor's rebate during 2003 that inflated FundraisingDirect's 2003 gross profit.

    Selling, general and administrative expenses for FundraisingDirect, were $32,462 for the three months ended December 31, 2004, compared to $53,781 for the three months ended December 31, 2003, a decrease of $21,319. The decrease is mainly due to a decrease in payroll and shipping expenses.

    Net loss for FundraisingDirect was $15,652 for the three months ended December 31, 2004, compared to $11,605 for the three months ended December 31, 2003, an increase in net loss of $4,047. The increase was attributable to a combination of its decrease in net sales with its decrease in gross profit.

Liquidity And Capital Resources

    Cash was $6,080 at December 31, 2004 as compared to $576 at December 31, 2003; and working capital deficit was $88,163 at December 31, 2004 as compared to $ 170,814 at December 31, 2003. The increase in the working capital deficit is primarily the result of recurring losses.

    Cash used by FundraisingDirect for operating activities during the three months ended December 31, 2004 was $4,938, which included $13,206 used for accounts payable and accrued expenses.
FundraisingDirect's greatest source of cash during this period was $10,912, which was derived from affiliate financing.

    To continue with their business operations, FundraisingDirect will require additional short-term working capital because they have not generated sufficient cash from operations to fund their operating activities through the end of fiscal 2005. As of December 31, 2004, FundraisingDirect had minimal cash that could be used in connection with funding its operations.

    FundraisingDirect relies upon cash flow from operations and capital provided by its principal shareholders to fund working capital and capital expenditures; and FundraisingDirect expects to meet its cash requirements during the next 12 months. A decrease in sales revenue or the refusal of its principal shareholders to continue to provide it with capital could negatively impact its short and long-term liquidity. Various economic conditions, the significant decrease in its marketing spending, the loss of customers or lower rate of participation among existing customers could result in a decrease in sales revenue. If other additional capital is required to fund FundraisingDirect's current operations, no assurance can be given that such capital will be available on acceptable terms, if at all. In such an event, this may have a materially adverse effect on

FundraisingDirect's current operations and financial condition. If the need arises, additional funding would likely be provided through the use of various types of short term funding, or loans from banks or financial institutions.

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

Inflation And Seasonality

    FundraisingDirect's business is seasonal, with sales higher during the second and fourth quarters and slightly lower in the first and third quarters of each calendar year. This occurs because its biggest revenue source is scholastic sports teams, whose seasons start when schools start in the third calendar quarter, which coincides with beginning fall sports programs, and in the first calendar quarter, which coincides with the commencement of spring and summer sports programs. FundraisingDirect expects this seasonal business cycle to gradually flatten out as it acquires more significant non-sports oriented national customers, such as the Future Farmers of America and the 4-H Clubs.

Description Of Property

    FundraisingDirect shares approximately 16,600 square feet of office and warehouse space for its operations in Newark, Delaware. FundraisingDirect believes its facilities are adequate for its reasonably foreseeable future needs. This office space is leased at fair market value rates from related parties.

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

        Not Applicable

Item 3.  Defaults Upon Senior Securities

        Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

    On February 8, 2005 (i) all (100%) of the holders of the outstanding shares of BF Acquisition Group series A preferred stock; and (ii) holders of 675,000 (69.23%) of the outstanding shares of BF Acquisition Group common stock executed written consents voting their shares in favor of the Merger Agreement and the merger.

Item 5.  Other Information

	Not Applicable

Item 6.  Exhibits

Exhibit No.     Description of Exhibit                Sequential Page No.


(2)
      2.1    Agreement and Plan of Merger dated February 8, 2005.
             (Incorporated by reference to Exhibit 2.1 of registrant's Current Report on Form 8-K filed with the Commission on February 11, 2005).
(31)
     31.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

BF ACQUISITION GROUP III, INC.


Registrant

By:/s/Justin P. DiNorscia
   ------------------------------
   Justin P. DiNorscia, President

Dated: March 4, 2005

By:/s/Justin P. DiNorscia
   ------------------------------
   Justin P. DiNorscia, President,
   Treasurer

Dated: March 4, 2005