Form 10QSB
period 2005-03-31
BF ACQUISITION GROUP III INC
filed 2005-05-23
CIK 1089776

U.S. Securities and Exchange Commission

                        Washington, DC 20549

                            Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 23, 2005, there were approximately 975,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                    BF ACQUISITION GROUP III, INC.

                         Form 10-QSB Index
                           March 31, 2005

												Page

Part I: Financial Information.............................................1

   Item 1. Financial Statements...........................................1

           Consolidated Balance Sheets (Unaudited) .......................2

           Consolidated Statements of Operations (Unaudited)..............3

           Consolidated Statement Of Stockholders' Deficit (Unaudited)....4

           Consolidated Statement Of Cash Flows (Unaudited)...............5

           Notes To Financial Statements (Unaudited).....................6-8

   Item 2. Management's Plan of Operation.................................9

   Item 3. Controls and Procedures.......................................13

Part II:   Other Information.............................................14

   Item 1.  Legal Proceedings............................................14

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..14

   Item 3.  Defaults Upon Senior Securities .............................14

   Item 4.  Submission of Matters to a Vote of Security Holders..........14

   Item 5.  Other Information............................................14

   Item 6.  Exhibits.....................................................14

Signatures...............................................................15

                            PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

               BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2005 AND SEPTEMBER 30, 2004


                                                                      (Unaudited)       (Audited)
                                                                       MARCH 31,       SEPTEMBER 30,
                                                                         2005              2004
                                                                     ------------      ------------
                              ASSETS
                              ------

Current Assets:
        Cash and cash equivalents                                     $        28       $       106
        Accounts receivable                                                     -                 -
        Due from officer                                                    1,288             1,288
                                                                      -----------       -----------
        Total Assets                                                  $     1,316       $     1,394
                                                                      ===========       ===========



                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities
        Accounts payable                                              $    24,537       $     4,331
        Due to affiliates                                                  71,431            69,574
        Loans from shareholders                                                 -                 -
                                                                      -----------       -----------
                 Total Current Liabilities                                 95,968            73,905
                                                                      -----------       -----------
Long-Term Debt
     Long-term debt
     Loans from shareholders                                          -----------       -----------
                                                                                -                 -
                                                                      -----------       -----------
Stockholders' Equity
     Convertible preferred stock, Series A, $0.50 par value;
          3,000,000 shares authorized, issued and outstanding           1,500,000         1,500,000

        Discount of convertible preferred stock                        (1,500,000)       (1,500,000)
     Common stock, $.001 par value; 20,000,000 shares authorized,
          975,000 shares issued and outstanding                               975               975
        Additional paid-in capital                                        219,462           219,462
        Accumulated deficit                                              (315,089)         (292,948)
                                                                      -----------       -----------
                                                                          (94,652)          (72,511)
                                                                      -----------       -----------

        Total Liabilities and Stockholders' Equity                    $     1,316       $     1,394
                                                                      ===========       ===========

                BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                             (UNAUDITED)



                                      Three Months   Three Months   Six Months      Six Months
                                          Ended         Ended          Ended          Ended
                                        March 31,      March 31,     March 31,       March 31,
                                          2005           2004          2005           2004
                                     -----------    -----------     -----------     -----------

Net sales                            $    14,829    $    14,445     $    67,517     $   129,476

Cost of sales                             12,622         22,591          48,506          95,446
                                     -----------    -----------     -----------     -----------

Gross profit                               2,207         (8,146)         19,011          34,030

Selling, general and administrative
   expenses                                8,696          3,160          41,158          56,941
                                     -----------    -----------     -----------     -----------

Net loss from operations                  (6,489)       (11,306)        (22,147)        (22,911)
                                     ===========    ===========     ===========     ===========

Other income                                   -              1               6               1
                                     ===========    ===========     ===========     ===========

NET LOSS                             $    (6,489)   $   (11,305)    $   (22,141)    $   (22,910)

                                     ===========    ===========     ===========     ===========

BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING           975,000      1,019,000         975,000       1,019,000
                                     ===========    ===========     ===========     ===========

BASIC AND DILUTED NET LOSS PER
     COMMON SHARE                    $     (0.01)   $     (0.01)    $     (0.02)    $     (0.02)
                                     ===========    ===========     ===========     ===========


              BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                            (UNAUDITED)




                                                    Discount on                   Additional
                                     Preferred      Preferred         Common       Paid-In        Accumulated
                                      Stock          Stock            Stock         Capital         Deficit          Total
                                     ----------     -----------      --------     ----------      -----------     -----------
Balance at September 30, 2004        $1,500,000     $(1,500,000)     $    975     $  219,462      $  (292,948)    $   (72,511)

Net loss for the six months
         ended March 31, 2005                                                                         (22,141)        (22,141)
                                     ----------     -----------      --------     ----------      -----------     -----------

Balance at March 31, 2005            $1,500,000     $(1,500,000)     $    975     $  219,462      $  (315,089)    $   (94,652)
                                     ==========     ===========      ========     ==========      ===========     ===========


            BF ACQUISITION GROUP III, INC. AND SUBSUDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                             (UNAUDITED)

                                                           Six Months      Six Months
                                                             Ended            Ended
                                                            March 31,       March 31,
                                                             2005             2004
                                                           --------         --------

Cash Flows From Operating Activities

     Net Loss                                              $(22,141)        $(22,910)

     Adjustments to reconcile net loss to net cash flows
          used by operating activities
               Stock issued in exchange for services              -                -
               Net changes in:
                    Accounts receivable                           -            7,900
                    Accounts payable and accrued expenses    20,206             (194)
                                                           --------         --------
Net cash used by operating activities                        (1,935)         (15,204)
                                                           --------         --------
Cash Flows From Investing Activities
     Purchase of property and equipment                           -                -
     Purchase of investments held in trust                        -                -
     Decrease (Increase) in notes receivable                      -                -
                                                           --------         --------
Net cash used by investing activities                             -                -
                                                           --------         --------
Cash Flows From Financing Activities
     Net increase (decrease) in amount due to affiliate       1,857             (171)
     Discrepancy                                                  -           14,024
     Loans from related parties                                   -                -
                                                           --------         --------
Net cash provided by financing activities                     1,857           13,853
                                                           --------         --------

Net Increase in Cash                                            (78)          (1,351)

Cash, Beginning of Period                                       106            4,111
                                                           --------         --------

Cash, End of Period                                        $     28         $  2,760
                                                           ========         ========


          BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

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

   Basis of Presentations

   The Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by FDR for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.
   Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, the Company, are those of the legal acquiree, FDR, which are considered to be the accounting acquirer.

   The Company has elected to change its fiscal year end to September 30.

   The accompanying interim period financial statements of BF Acquisition Group III, Inc., and Subsidiary are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2004 Form 10-K and other information included in the Company's Forms 8-Ks and amendments thereto as filed with the Securities and Exchange Commission.

   Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and 92% owned subsidiary FRD. The Company has recorded the minority interest loss amounting to $7,664 for the nine months ended September 30, 2004, and $928 for the three months ended December 31, 2004.

             BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)



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


NOTE 2 - REALIZATION OF ASSETS

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

             BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)



NOTE 3 -  RELATED PARTY TRANSACTIONS

   The Company purchases products from a company related by common ownership. During the six months ended March 31, 2005 and 2004, total purchases from related entity were $29,454 and $67,317, respectively.

   The Company shares certain operating expenses with this related entity. The related entity pays these expenses and allocates to the Company its proportionate share of the expenses. During the six months ended March 31, 2005 and 2004, these expenses amounted to approximately $16,000 and $53,000, respectively.

   As of March 31, 2005 and 2004, the payable to this entity amounted to $61,740 and $61,574, respectively. The payable is non-interest bearing with no specified repayment terms.


NOTE 4 - RETROACTIVE RESTATEMENT FOR RECAPITALIZATION UPON REVERSE ACQUISITION

    The stockholders' equity at March 31, 2004 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at August 31, 2004 (Note 1) after giving effect to the difference in par value with the offset to additional paid-in-capital.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

   The following discussion "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

   The following is qualified by reference to, and should be read in conjunction with our consolidated financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Discussion and Analysis or Plan of Operation."

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

   The closing of the merger remains subject to numerous conditions contained in the Merger Agreement. Assuming the conditions contained in the Merger Agreement are satisfied or waived, the closing of the merger is scheduled to occur 21 days after the effective date of the registration statement on Form S-4 filed with the Securities and Exchange Commission or at such other time as the parties may agree. Additional information concerning the merger is contained in IPI Fundraising's amended registration statement on Form S-4 filed with the Securities and Exchange Commission on April 26, 2005. You can go to www.sec.gov. for more information.

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

Overview

   FundraisingDirect has a history of net losses and it may not be profitable in the future. Net income for the six months ended March 31, 2005 was $(22,141) compared to $(22,910) for the six months ended March 31, 2004. FundraisingDirect cannot assure you that they will not continue to incur net losses for the foreseeable future, which could cause the value of our stock to decline and adversely affect our ability to finance our business in the future.

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

Transition Report For The Transition Period From March 31, 2004 To September 30, 2004

   On November 1, 2004, BF Acquisition Group changed its year-end from December 31 to September 30. BF Acquisition Group's Form 10-KSB filed with the SEC on January 14, 2005 covered the resulting transition period between the closing date of its most recent fiscal year and the opening date of its new fiscal year.

Results Of Operations

   Six months ended March 31, 2005 compared with six months ended March
31, 2004.

   Net sales for FundraisingDirect were $67,517 for the six months ended March 31, 2005, compared to $129,476 for the six months ended March 31, 2004, a decrease in the amount of $61,959 or 47.85%. The decrease in sales is attributed to a lower rate of participation among existing customers, who, once they initially become customers of FundraisingDirect, typically begin dealing with its sister corporation's (Imprints Plus, Inc.) customer service representatives, and those subsequent sales are then booked as Imprint's Plus sales, not FundraisingDirect sales. Additionally, over the past two years, FundraisingDirect has effectively ceased marketing itself, other than with respect to relatively low cost and low return Internet marketing techniques.

   Gross profit for FundraisingDirect as a percentage of net sales was 28.15% for the six months ended March 31, 2005, compared to 26.28% for the six months ended March 31, 2004, a increase of 7.11%. This increase is a result of a slight change in the Company's sales mix to a product line with a greater gross profit percentage.

   Selling, general and administrative expenses for FundraisingDirect, were $41,158 for the six months ended March 31, 2005, compared to $56,941 for the six months ended March 31, 2004, a decrease of $15,783. The decrease is mainly due to a reduction of allocated expenses from Imprints Plus Inc.

   Net loss for FundraisingDirect was $22,141for the six months ended March 31, 2005, compared to $22,910 for the six months ended March 31, 2004, a decrease in net loss of $769. The decrease was attributable to a reduction of allocated expenses from Imprints Plus Inc.


Three months ended March 31, 2005 compared with three months ended March 31, 2004.

Net sales for FundraisingDirect were $14,829 for the three months ended March 31, 2005, compared to $14,445 for the three months ended March 31, 2004, an increase in the amount of $384 or approximately 2.6%.

Gross profit for FundraisingDirect as a percentage of net sales was 14.88% for the three months ended March 31, 2005, compared to 56.40% for the three months ended March 31, 2004, a decrease of 379.04%.

Selling, general and administrative expenses for FundraisingDirect, were $8,696 for the three months ended March 31, 2005, compared to $3,160 for the three months ended March 31, 2004, an increase of $5,536. The increase is mainly due to increased legal and accounting expenses due to the merger transaction described herein.

Net loss for FundraisingDirect was $6,489 for the three months ended March 31, 2005, compared to $11,305 for the three months ended March 31, 2004, a decrease in net loss of $4,816.


Liquidity And Capital Resources

   Cash was $28 at March 31, 2005 as compared to $2,759 at March 31, 2004; and working capital deficit was $94,652 at March 31, 2005 as compared to $72,511 at March 31, 2004. The increase in the working capital deficit is primarily the result of recurring losses.

   Cash used by FundraisingDirect for operating activities during the six months ended March 31, 2005 was $(1,935), which included $20,206 provided from accounts payable and accrued expenses. FundraisingDirect's greatest source of cash during this period was $20,206, which was derived from accounts payable and accrued expenses.

   To continue with their business operations, FundraisingDirect will require additional short-term working capital because they have not generated sufficient cash from operations to fund their operating activities through the end of fiscal 2005. As of March 31, 2005, FundraisingDirect had minimal cash that could be used in connection with funding its operations.

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

BF ACQUISITION GROUP III, INC.


Registrant

By:/s/ Justin P. DiNorscia
   --------------------------------
   Justin P. DiNorscia, President

Dated: May 23, 2005

By:/s/ Justin P. DiNorscia
   --------------------------------
   Justin P. DiNorscia, President,
   Treasurer

Dated: May 23, 2005