Form 10QSB/A
period 2005-03-31
BF ACQUISITION GROUP III INC
filed 2005-07-12
CIK 1089776

U.S. Securities and Exchange Commission

                        Washington, DC 20549

                            Form 10-QSB/A#1

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

                               EXPLANATORY NOTE

This amendment No. 1 on Form 10-QSB/A to the BF Acquisition Group III, Inc. (the "Company") quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005 ("Original Filing"), initially filed with the Securities and Exchange Commission on May 23, 2005, is being filed to reflect corrections and changes in the Company's Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004 and the Company's Consolidated Statement of Cash Flows for the six months ended March 31, 2005 and 2004 and the notes related thereto. The results of operations for the three and six months ended March 31, 2004 have been restated as a result of an overaccrual of $14,024 to the cost of sales. This overstatement increased net income by $14,024 for the three and six months ended March 31, 2004 and reduced the basic and diluted net loss per share by $0.01 for the three and six months ended March 31, 2004. For a more detailed description of these matters, see
Note 1 to the accompanying consolidated financial statements and Management's Discussion and Analysis of Results of Operations contained in this Form 10-QSB/A.

This Form 10-QSB/A includes the Original Filing in its entirety for the convenience of the reader. However, this Form 10-QSB/A only amends and restates Items 1 and 2 of Part I of the Original Filing and no other material information in the Original Filing is amended herein. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by
Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

                    BF ACQUISITION GROUP III, INC.

                         Form 10-QSB/A Index
                           March 31, 2005

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




                                      Three Months   Three Months   Six Months      Six Months
                                          Ended         Ended          Ended          Ended
                                        March 31,      March 31,     March 31,       March 31,
                                          2005           2004          2005           2004
                                     -----------    -----------     -----------     -----------

Net sales                            $    14,829    $    14,445     $    67,517     $   129,476

Cost of sales                             12,622          8,567          48,506          81,422
                                     -----------    -----------     -----------     -----------

Gross profit                               2,207          5,878         19,011           48,054

Selling, general and administrative
   expenses                                8,696          3,160          41,158          56,941
                                     -----------    -----------     -----------     -----------

Net loss from operations                  (6,489)         2,718        (22,147)          (8,887)
                                     ===========    ===========     ===========     ===========

Other income                                   -              1               6               1
                                     ===========    ===========     ===========     ===========

NET INCOME (LOSS)                   $    (6,489)   $     2,719    $   (22,141)    $     (8,886)

                                     ===========    ===========     ===========     ===========

BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING           975,000      1,019,000         975,000       1,019,000
                                     ===========    ===========     ===========     ===========

BASIC AND DILUTED NET LOSS PER
     COMMON SHARE                    $     (0.01)   $      0.01     $     (0.02)    $     (0.01)
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
                                     ==========     ===========      ========     ==========      ===========     ===========

            BF ACQUISITION GROUP III, INC. AND SUBSUDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                             (UNAUDITED)


                                                           Six Months      Six Months
                                                             Ended            Ended
                                                            March 31,       March 31,
                                                             2005             2004
                                                           --------         --------

Cash Flows From Operating Activities

     Net Loss                                              $(22,141)        $(8,887)

     Adjustments to reconcile net loss to net cash flows
          used by operating activities
               Stock issued in exchange for services              -                -
               Net changes in:
                    Accounts receivable                           -            7,900
                    Accounts payable and accrued expenses    20,206             (194)
                                                           --------         --------
Net cash used by operating activities                        (1,935)          (1,181)
                                                           --------         --------
Cash Flows From Investing Activities
     Purchase of property and equipment                           -                -
     Purchase of investments held in trust                        -                -
     Decrease (Increase) in notes receivable                      -                -
                                                           --------         --------
Net cash used by investing activities                             -                -
                                                           --------         --------
Cash Flows From Financing Activities
     Net increase (decrease) in amount due to affiliate       1,857             (171)
     Discrepancy                                                  -             ----
     Loans from related parties                                   -                -
                                                           --------         --------
Net cash provided by financing activities                     1,857             (171)
                                                           --------         --------

Net Increase in Cash                                            (78)          (1,351)

Cash, Beginning of Period                                       106            4,111
                                                           --------         --------

Cash, End of Period                                        $     28         $  2,760
                                                           ========         ========

          BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Restatement

   The results of operations for the three and six months ended
   March 31, 2004 have been restated as a result of an overaccrual of $14,024 to the cost of sales. This overstatement increased net income by $14,024 for the three and six months ended March 31, 2004 and reduced the basic and diluted net loss per share by $0.01 for the three and six months ended March 31, 2004.

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

   Revenue Recognition

   The Company's revenues are primarily generated from the sale of
   fundraising products to customers that   are principally nonprofit
   organizations. The major terms of the arrangement are contained in a fundraising agreement signed by the customer that indicates the quantity, selling price, time of delivery and payment terms.

   Revenues are recognized when the following criteria are met:

-       Persuasive evidence of an arrangement exists
-       Delivery has occurred or services have been rendered
-       The price is fixed or determinable, and
-       Collectibility is reasonably assured.

   In addition, revenue is generally reported on a gross basis since the Company acts as principal in the transaction, takes title to the products and has the risks and rewards of ownership. However, revenue is reported on a net basis if the Company acts as agent in that the Company is not the primary obligor, has no credit risk and the amount the Company earns is fixed.


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

             BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)



NOTE 3 -  RELATED PARTY TRANSACTIONS

   The Company purchases products from a company related by common ownership. During the six months ended March 31, 2005 and 2004, total purchases from related entity were $27,188 and $48,438, respectively.

   The Company shares certain operating expenses with this related entity. The related entity pays these expenses and allocates to the Company its proportionate share of the expenses. During the six months ended March 31, 2005 and 2004, these expenses amounted to approximately $16,000 and $53,000, respectively.

   As of March 31, 2005 and 2004, the payable to this entity amounted to $61,740 and $63,624, respectively. The payable is non-interest bearing with no specified repayment terms.


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

   The following discussion "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB/A.

   The following is qualified by reference to, and should be read in conjunction with our consolidated financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB/A, as well as the discussion hereunder "Management's Discussion and Analysis or Plan of Operation."

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

Overview

   FundraisingDirect has a history of net losses and it may not be profitable in the future. Net income (loss) for the six months ended March 31, 2005 was $(22,141) compared to $(8,886) for the six months ended
March 31, 2004. FundraisingDirect cannot assure you that they will not continue to incur net losses for the foreseeable future, which could cause the value of our stock to decline and adversely affect our ability to finance our business in the future.

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

Results Of Operations

     The results of operations for the three and six months ended March 31, 2004 have been restated as a result of an overaccrual of $14,024 to the cost of sales. This overstatement increased net income by $14,024 for the three and six months ended March 31, 2004 and reduced the basic and diluted net loss per share by $0.01 for the three and six months ended March 31, 2004.

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

   Gross profit for FundraisingDirect as a percentage of net sales was 28.15% for the six months ended March 31, 2005, compared to 37.11% for the six months ended March 31, 2004, a decrease of 24.14%. This decrease is a result of a change in the Company's sales mix to product lines with a lesser gross profit percentage.

   Selling, general and administrative expenses for FundraisingDirect, were $41,158 for the six months ended March 31, 2005, compared to $56,941 for the six months ended March 31, 2004, a decrease of $15,783. The decrease is mainly due to a reduction of allocated expenses from Imprints Plus Inc.

   Net loss for FundraisingDirect was $22,141 for the six months ended March 31, 2005, compared to $8,886 for the six months ended March 31, 2004, a decrease in net loss of $13,255. The decrease was attributable to a reduction of allocated expenses from Imprints Plus Inc.


Three months ended March 31, 2005 compared with three months ended March 31, 2004.

Net sales for FundraisingDirect were $14,829 for the three months ended March 31, 2005, compared to $14,445 for the three months ended March 31, 2004, an increase in the amount of $384 or approximately 2.6%.

Gross profit for FundraisingDirect as a percentage of net sales was 14.88% for the three months ended March 31, 2005, compared to 40.69% for the three months ended March 31, 2004, a decrease of 63.43%. The decrease is a result of the Company's sales mix to product lines with a lesser gross profit percentage.

Selling, general and administrative expenses for FundraisingDirect, were $8,696 for the three months ended March 31, 2005, compared to $3,160 for the three months ended March 31, 2004, an increase of $5,536. The increase is mainly due to increased legal and accounting expenses due to the merger transaction described herein.

Net loss for FundraisingDirect was $6,489 for the three months ended March 31, 2005, compared to a net income $2,719 for the three months ended March 31, 2004, a decrease in net income of $9,208. The decrease in net income is mainly due to increased legal and accounting expenses due to the merger transactions described herein.


Liquidity And Capital Resources

   Cash was $28 at March 31, 2005 as compared to $2,760 at March 31, 2004; and working capital deficit was $94,652 at March 31, 2005 as compared to $169,365 at March 31, 2004. The decrease in the working capital deficit is primarily the result of additional equity contributed.

   Cash used by FundraisingDirect for operating activities during the six months ended March 31, 2005 was $(1,935), which included $20,206 provided from accounts payable a69 accrued expenses. FundraisingDirect's greatest source of cash during this period was $20,206, which was derived from accounts payable and accrued expenses.

   To continue with their business operations, FundraisingDirect will require additional short-term working capital because they have not generated sufficient cash from operations to fund their operating activities through the end of fiscal year 2005. As of March 31, 2005, FundraisingDirect had minimal cash that could be used in connection with funding its operations.

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

Item 5.  Other Information

	Not Applicable

Item 6.  Exhibits

Exhibit No.     Description of Exhibit          Sequential Page No.


(2)

   2.1     Agreement and Plan of Merger dated February 8, 2005.
           (Incorporated by reference to Exhibit 2.1 of registrant's Current Report on Form 8-K filed with the Commission on February 11, 2005).*
(31)

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

   31.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)

   32.1 Certification of the President of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Treasurer of BF Acquisition Group III, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as an exhibit to Form 10-QSB filed on May 23, 2005

                                SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ACQUISITION GROUP III, INC.


Registrant

By:/s/ Justin P. DiNorscia
   --------------------------------
   Justin P. DiNorscia, President

Dated: July 11,2005

By:/s/ Justin P. DiNorscia
   --------------------------------
   Justin P. DiNorscia, President,
   Treasurer

Dated: July 11,2005