Form 10QSB
period 2005-06-30
BF ACQUISITION GROUP III INC
filed 2005-08-15
CIK 1089776

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                           Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2005, there were approximately 975,000 shares of common stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

              Yes [ ]                       No [X]

                 BF ACQUISITION GROUP III, INC.

                        Form 10-QSB Index
                          June 30, 2005

                                                                     Page

Part I: Financial
Information............................................................1

   Item 1. Financial Statements........................................1

           Consolidated Balance Sheets (Unaudited).....................2

           Consolidated Statements of Operations (Unaudited)...........3

           Consolidated Statement Of Stockholders' Deficit
            (Unaudited)................................................4

           Consolidated Statement Of Cash Flows (Unaudited)............5

           Notes To Financial Statements (Unaudited)...................6-8

   Item 2. Management's Plan of Operation..............................9

   Item 3. Controls and Procedures.....................................13

Part II: Other Information.............................................14

   Item 1.  Legal Proceedings..........................................14

   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds...................................................14

   Item 3.  Defaults Upon Senior Securities............................14

   Item 4.  Submission of Matters to a Vote of Security
              Holders..................................................14

   Item 5.  Other Information..........................................14

   Item 6.  Exhibits...................................................14

Signatures.............................................................15

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements

         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
              JUNE 30, 2005 AND SEPTEMBER 30, 2004

                                       June 30,     September 30,
                                         2005           2004
                                     -----------    -------------
                                     (Unaudited)      (Audited)
                   ASSETS

CURRENT ASSETS
Cash and cash equivalents            $        14    $         106
Due from officer                           1,288            1,288
                                     -----------    -------------
TOTAL ASSETS                         $     1,302    $       1,394
                                     ===========    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                     $    26,726    $       4,331
Due to affiliates                         71,032           69,574
                                     -----------    -------------
TOTAL CURRENT LIABILITIES                 97,758           73,905
                                     -----------    -------------

           STOCKHOLDERS' DEFICIT

Convertible preferred stock,
  Series A, $0.50 par value;
  3,000,000 shares authorized,
  issued and outstanding               1,500,000        1,500,000

Discount on convertible preferred
  stock                               (1,500,000)      (1,500,000)

Common stock, $.001 par value;
  20,000,000 shares authorized;
  975,000 shares issued and
  outstanding                                975              975
Additional paid-in capital               219,462          219,462
Accumulated deficit                     (316,893)        (292,948)
                                     -----------    -------------
TOTAL STOCKHOLDERS' DEFICIT              (96,456)         (72,511)
                                     ===========    =============

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                $     1,302    $       1,394
                                     ===========    =============


     The accompanying notes are an integral part of these consolidated financial statements.

         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                        (UNAUDITED)

                                      Three Months Ended         Nine Months Ended
                                           June 30,                  June 30,
                                     ---------------------    ----------------------
                                       2005         2004         2005       2004
                                     ---------   ---------    ----------   ---------
NET SALES                            $       -   $   1,826    $   67,517   $ 131,302


COST OF SALES                                -       1,931        48,506      83,353
                                     ---------   ---------    ----------   ---------

GROSS PROFIT (LOSS)                          -         105      19,011        47,949


SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                 1,804      85,620        42,962     142,561
                                     ---------   ---------    ----------   ---------


NET LOSS FROM OPERATIONS                (1,804)    (85,725)      (23,951)    (94,612)

OTHER INCOME                                 -           -             6           1
                                     ---------   ---------    ----------   ---------

NET LOSS                             $(  1,804)  $( 85,725)   $(  23,945)  $( 94,611)
                                     =========   =========    ==========   =========

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING              975,000   1,019,000       975,000   1,019,000
                                     =========   =========    ==========   =========

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                         $       -   $   (0.08)   $    (0.02)  $   (0.09)
                                     =========   =========    ==========   =========


     The accompanying notes are an integral part of these consolidated financial statements.

         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
           FOR THE NINE MONTHS ENDED JUNE 30, 2005
                        (UNAUDITED)

                                                           Discount on                 Additional
                                             Preferred      Preferred        Common     Paid-in     Accumulated
                                               Stock          Stock          Stock      Capital        Deficit       Total

                                            -----------    -----------     ---------   ----------   -----------   ----------

BALANCE AT SEPTEMBER 30, 2004 (AUDITED)     $ 1,500,000    $(1,500,000)    $     975   $  219,462   $ (292,948)   $  (72,511)


Net loss for the nine months ended
June 30, 2005                                         -              -             -            -      (23,945)      (23,945)
                                            -----------    -----------     ---------   ----------   -----------   ----------

BALANCE AT JUNE 30, 2005 (UNAUDITED)        $ 1,500,000    $(1,500,000)    $     975   $  219,462   $ (316,893)   $  (96,456)
                                            ===========    ===========     =========   ==========   ==========    ==========


















     The accompanying notes are an integral part of these consolidated financial statements.

         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                        (UNAUDITED)

                                                      2005           2004
                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $   (23,945)   $    (94,611)
Adjustment to reconcile net income to net cash
  used in operating activities
    Common stock issued for services                        -          69,430
    Decrease in assets
    Accounts receivable                                     -           7,940
    Increase (decrease) in liabilities
    Accounts payable and accrued expenses              22,395          (1,432)
                                                  -----------    ------------

  Net cash used in operating activities                (1,550)        (18,673)
                                                  -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in due from officer                              -            (388)
                                                  -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in amount due
  to affiliate                                          1,458        (115,408)
  Capital contribution                                      -         130,000
  Proceeds from issuance of common stock                    -             388
                                                  -----------    ------------
  Net cash provided by financing activities             1,458          14,980
                                                  -----------    ------------

NET DECREASE IN CASH                                      (92)         (4,081)

CASH - BEGINNING OF YEAR                                  106           4,111
                                                  -----------    ------------

CASH - END OF YEAR                                $        14    $         30
                                                  ===========    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

  Redemption of common stock
    Common stock                                  $         -    $        (87)
    Additional paid-in capital                              -               -

Assumption of liabilities upon reverse
  acquisition
    Accounts payable                              $         -    $      4,331
    Due to affiliate                                        -           5,950
    Additional paid-in capital                              -         (10,281)
                                                  -----------    ------------
                                                  $         -    $          -
                                                  ===========    ============






     The accompanying notes are an integral part of these consolidated financial statements.

         BF ACQUISITION GROUP III, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JUNE 30, 2005 AND 2004
                          (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
BF Acquisition Group III, Inc., (the "Company"), a development stage company, was organized in Florida on April 15, 1999 as a "shell" company to look for suitable business partners or acquisition candidates to merge with or acquire. Operations from incorporation until August 31, 2004 have consisted primarily of obtaining the initial capital contribution by the founding shareholders and coordination of activities regarding the SEC registration of the Company.

On August 31, 2004, the Company exchanged 3,000,000 shares of Series A Preferred Stock for 425,000 common shares of FundraisingDirect.com, Inc. ("FDR") of a total of 468,030 common shares. FDR was incorporated in 1999 under the laws of the State of Delaware. FDR is engaged in the sales and distribution of fundraising products to customers which are principally nonprofit organizations.

Basis of Presentations
----------------------

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

           BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     JUNE 30, 2005 AND 2004
                           (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and 92% owned subsidiary FRD. The Company has recorded the minority interest loss amounting to $1,916 for the nine months ended June 30, 2005, and $144 for the three months ended June 30, 2005.

Use of Estimates
----------------
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain reclassifications have been made to the prior period financial statements to conform to the presentation in the current period's financial statements.

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

Revenue Recognition
-------------------
The Company's revenues are primarily generated from the sale of fundraising products to customers that are principally nonprofit organizations. The major terms of the arrangement are contained in a fundraising agreement signed by the customer that indicates the quantity, selling price, time of delivery and payment terms.

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

           BF ACQUISITION GROUP III, INC. & SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                     JUNE 30, 2005 AND 2004
                           (UNAUDITED)


NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result
from  the  outcome   of   this uncertainty.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company purchases products from a company related by common ownership. During the nine months ended June 30, 2005 and 2004, total purchases from related entity were $27,188 and $48,438, respectively.

The Company shares certain operating expenses with this related entity. The related entity pays these expenses and allocates to the Company its proportionate share of the expenses. During the nine months ended June 30, 2005 and 2004, these expenses amounted to approximately $16,000 and $53,000, respectively.

As of June 30, 2005 and 2004, the payable to this entity amounted to $61,341 and $55,691, respectively. The payable is non-interest bearing with no specified repayment terms.


NOTE  4  -  RETROACTIVE  RESTATEMENT  FOR  RECAPITALIZATION  UPON
            REVERSE ACQUISITION

The stockholders' equity at June 30, 2004 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at August 31, 2004 (Note 1) after giving effect to the difference in par value with the offset to additional paid-in-capital.

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

Background
----------

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

The closing of the merger remains subject to numerous conditions contained in the Merger Agreement. Assuming the conditions contained in the Merger Agreement are satisfied or waived, the closing of the merger is scheduled to occur 21 days after the effective date of the registration statement on Form S-4 filed with the Securities and Exchange Commission or at such other time as the parties may agree. Additional information concerning the merger is contained in IPI Fundraising's amended registration statement on Form S-4 filed with the Securities and Exchange Commission on July 29, 2005. You can go to www.sec.gov. for more information.

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

Overview
--------

FundraisingDirect has a history of net losses and it may not be profitable in the future. Net loss for the nine months ended June 30, 2005 was $23,945 compared to $94,611 for the nine months ended June 30, 2004. FundraisingDirect cannot assure you that they will not continue to incur net losses for the foreseeable future, which could cause the value of our stock to decline and adversely affect our ability to finance our business in the future.

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

Significant Accounting Policies
-------------------------------

BF Acquisition Group's financial statements have been prepared in conformity with U.S. generally accepted accounting principles. As a result, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the notes to the Financial Statements.

Transition Report For The Transition Period From March 31, 2004
To September 30, 2004
---------------------------------------------------------------

On November 1, 2004, BF Acquisition Group changed its year-end from December 31 to September 30. BF Acquisition Group's Form 10-KSB filed with the SEC on January 14, 2005 covered the resulting transition period between the closing date of its most recent fiscal year and the opening date of its new fiscal year.

Nine  months ended June 30, 2005 compared with nine months ended
June 30, 2004.
----------------------------------------------------------------

Net sales for FundraisingDirect were $67,517 for the nine months ended June 30, 2005, compared to $131,302 for the nine months ended June 30, 2004, a decrease in the amount of $63,785 or 48.58%. The decrease in sales is attributed to a lower rate of participation among existing customers, who, once they initially become customers of FundraisingDirect, typically begin dealing with its sister corporation's (Imprints Plus, Inc.) customer service representatives, and those subsequent sales are then booked as Imprint's Plus sales, not FundraisingDirect sales. Additionally, over the past two years, FundraisingDirect has effectively ceased marketing itself, other than with respect to relatively low cost and low return Internet marketing techniques.

Gross profit for FundraisingDirect as a percentage of net sales was 28.16% for the nine months ended June 30, 2005, compared to 36.52% for the nine months ended June 30, 2004, a decrease of 22.89%. This decrease is a result of a change in the Company's sales mix to product lines with a lesser gross profit percentage.

Selling, general and administrative expenses for FundraisingDirect, were $42,962 for the nine months ended June 30, 2005, compared to $142,561 for the nine months ended June 30, 2004, a decrease of $99,599. The decrease is mainly due to a reduction of allocated expenses from Imprints Plus, Inc. and the cost of website development of $65,223.

Net loss for FundraisingDirect was $23,945 for the nine months ended June 30, 2005, compared to $94,611 for the nine months ended June 30, 2004, a decrease in net loss of $70,666. The decrease was attributable to a reduction of allocated expenses from Imprints Plus, Inc. and the cost of website development of $65,223.

Three months ended June 30, 2005 compared with three months ended
June 30, 2004.
-----------------------------------------------------------------

Net sales for FundraisingDirect were $-0- for the three months ended June 30, 2005, compared to $1,826 for the three months ended June 30, 2004, a decrease in the amount of $1,826 or approximately 182.60%.

Gross  profit  for FundraisingDirect for the three  months  ended
June 30, 2005 was $-0- compared to $1,931 for the three months ended June 30, 2004.

Selling, general and administrative expenses for FundraisingDirect, were $1,804 for the three months ended June 30, 2005, compared to $85,620 for the three months ended June 30, 2004, a decrease of $83,816. The decrease is mainly attributable to a reduction of allocated expense from Imprints Plus, Inc. and the cost of website development of $65,223.

Net loss for FundraisingDirect was $1,804 for the three months ended June 30, 2005, compared to a net loss $85,725 for the three months ended June 30, 2004, a decrease in net loss of $83,921. The decrease is mainly attributable to a reduction of allocated expense from Imprints Plus, Inc. and the cost of website development of $65,223.

Liquidity And Capital Resources
-------------------------------

Cash was $14 at June 30, 2005 as compared to $31 at June 30, 2004; and working capital deficit was $96,456 at June 30, 2005 as compared to $54,002 at June 30, 2004. The decrease in the working capital deficit is primarily the result of continuing operating losses.

Cash used by FundraisingDirect for operating activities during the nine months ended June 30, 2005 was $(1,550), which included $22,395 provided from accounts payable and accrued expenses. FundraisingDirect's greatest source of cash during this period was $22,395, which was derived from accounts payable and accrued expenses.

To continue with their business operations, FundraisingDirect will require additional short-term working capital because they have not generated sufficient cash from operations to fund their operating activities through the end of fiscal year 2005. As of June 30, 2005, FundraisingDirect had minimal cash that could be used in connection with funding its operations.

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

Significant Trends, Developments And Uncertainties
--------------------------------------------------

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

Inflation And Seasonality
-------------------------

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

Description Of Property
-----------------------


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

     Not Applicable


Item 3.  Defaults Upon Senior Securities

     Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable


Item 5.  Other Information

     Not Applicable


Item 6.  Exhibits

Exhibit No.           Description of Exhibit
-----------           ----------------------

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

BF ACQUISITION GROUP III, INC.


Registrant

By:/s/ Justin P. DiNorscia
   --------------------------------
   Justin P. DiNorscia, President

Dated: August 15, 2005

By:/s/ Justin P. DiNorscia
   --------------------------------
   Justin P. DiNorscia, President,
   Treasurer

Dated: August 15, 2005